Form 10-Q
period 2019-03-31
Entasis Therapeutics Holdings Inc.
filed 2019-05-14
CIK 1724344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ETTX	The Nasdaq Stock Market, LLC

As of May 9, 2019, the registrant had 13,132,004 shares of common stock, $0.001 par value per share, outstanding.

ENTASIS THERAPEUTICS HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative or plural of those terms, and similar expressions.

Forward-looking statements include, but are not limited to, statements about:

•	our plans to develop and commercialize our product candidates;
•	our planned clinical trials for our product candidates;
•	the timing of the availability of data from our clinical trials;
•	the timing of our selection of an initial clinical candidate from our NBP program;
•	our expectation that the efficacy and safety data from our planned and ongoing Phase 3 trials, if positive, will be sufficient to support submission of an NDA to the FDA;
•	our ability to obtain grants or other government funding to develop our product candidates;
•	our ability to take advantage of benefits offered by current and pending legislation related to the development of products addressing antimicrobial resistance;
•	the timing of our planned regulatory filings;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	the clinical utility of our product candidates and their potential advantages compared to other treatments;
•	our commercialization, marketing and distribution capabilities and strategy;
•	our ability to establish and maintain arrangements for the manufacture of our product candidates;
•	our ability to establish and maintain collaborations and to recognize the potential benefits of such collaborations;
•	our estimates regarding the market opportunities for our product candidates;
•	our intellectual property position and the duration of our patent rights; and
•	our estimates regarding future expenses, capital requirements and needs for additional financing.

Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A, “Risk Factors,” in our most recent Annual Report on Form 10-K. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future growth. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

In this Quarterly Report on Form 10‑Q, unless otherwise stated or as the context otherwise requires, references to “Entasis,” “the Company,” “we,” “us,” “our” and similar references refer to Entasis Therapeutics Holdings Inc. and its wholly owned subsidiaries. This Quarterly Report on Form 10‑Q also contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to, including logos, artwork and other visual displays, may appear without the ® or symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per‑share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$13,535	$49,360
Short-term investments	61,020	35,732
Grants receivable	1,728	1,706
Prepaid expenses and other current assets	2,593	1,994
Total current assets	78,876	88,792
Property and equipment, net	379	419
Operating lease right-of-use assets	1,949	—
Other assets	63	63
Total assets	$81,267	$89,274
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,080	$1,370
Accrued expenses and other current liabilities	4,896	4,846
Total current liabilities	8,976	6,216
Operating lease liabilities, net of current portion	1,717	—
Deferred rent	—	175
Total liabilities	10,693	6,391
Commitments (Notes 5 and 11)
Stockholders’ equity:
Common stock, par value $0.001; 125,000,000 shares authorized and 13,127,128 and 13,124,842 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	13	13
Additional paid-in capital	173,577	172,988
Accumulated other comprehensive income (loss)	34	(9)
Accumulated deficit	(103,050)	(90,109)
Total stockholders’ equity	70,574	82,883
Total liabilities and stockholders’ equity	$81,267	$89,274

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$11,002	$8,550
General and administrative	3,189	3,218
Total operating expenses	14,191	11,768
Loss from operations	(14,191)	(11,768)
Other income:
Grant income	829	1,089
Interest income	492	12
Total other income	1,321	1,101
Loss before income taxes	(12,870)	(10,667)
Provision for income taxes	71	—
Net loss	$(12,941)	$(10,667)
Net loss per share —basic and diluted	$(0.99)	$(844.01)
Weighted average common stock outstanding—basic and diluted	13,126,595	12,639

	Three Months Ended March 31,
	2019	2018
Other comprehensive loss
Net loss	$(12,941)	$(10,667)
Net unrealized gain on investments held	43	—
Foreign currency translation adjustments	—	(44)
Comprehensive loss	$(12,898)	$(10,711)

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

UNAUDITED

(in thousands, except share data)

Three Months Ended March 31, 2019			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2018	13,124,842	$13	$172,988	$(9)	$(90,109)	$82,883
Stock-based compensation expense	—	—	578	—	—	578
Exercise of stock options	2,286	—	11	—	—	11
Unrealized gain on investments held	—	—	—	43	—	43
Net loss	—	—	—	—	(12,941)	(12,941)
Balances as of March 31, 2019	13,127,128	$13	$173,577	$34	$(103,050)	$70,574

Three Months Ended March 31, 2018	Redeemable Convertible Preferred Stock										Additional	Accumulated Other		Total
	A		B		B-1 A		B-1 B		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances as of December 31, 2017	33,499,900	$23,866	25,000,000	$24,550	42,372,882	$24,423	54,067,796	$31,874	12,639	$3	$1,377	$—	$(57,170)	$(55,790)
ASU 2018-07 modified retrospective adjustment	—	—	—	—	—	—	—	—	—	—	(13)	—	13	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	200	—	—	200
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(10,667)	(10,667)
Balances as of March 31, 2018	33,499,900	$23,866	25,000,000	$24,550	42,372,882	$24,423	54,067,796	$31,874	12,639	$3	$1,564	$(44)	$(67,824)	$(66,301)

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(12,941)	$(10,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	40	56
Stock-based compensation expense	578	200
Amortization and accretion of investments	(195)	—
Changes in operating assets and liabilities:
Grants receivable	(22)	(722)
Prepaid expenses and other assets	(2,548)	(318)
Accounts payable	2,747	596
Accrued expenses and other current liabilities	1,917	(2,278)
Deferred rent	(175)	41
Net cash used in operating activities	(10,599)	(13,092)
Cash flows from investing activities:
Purchases of property and equipment	(37)	(137)
Purchases of short-term investments	(25,050)	—
Net cash used in investing activities	(25,087)	(137)
Cash flows from financing activities:
Proceeds from exercise of stock options	11	—
Payments of initial public offering costs	(150)	(1,706)
Net cash used in financing activities	(139)	(1,706)
Effect of exchange rate changes on cash and cash equivalents	—	(44)
Net decrease in cash and cash equivalents	(35,825)	(14,979)
Cash and cash equivalents at beginning of the period	49,360	55,101
Cash and cash equivalents at end of the period	$13,535	$40,122
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$—	$110
Deferred offering costs included in accounts payable and accrued expenses	$—	$413

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

On September 28, 2018, the Company completed an initial public offering of its common stock, in which the Company issued and sold 5,000,000 shares of common stock at a price to the public of $15.00 per share. The aggregate net proceeds to the Company from the initial public offering were approximately $65.6 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. Upon the completion of the Company’s initial public offering, all of the outstanding shares of redeemable convertible preferred stock of the Company, including accrued dividends, automatically converted into 8,084,414 shares of the Company’s common stock.

Risks and Uncertainties

As of March 31, 2019, the Company had $74.6 million in cash, cash equivalents and short-term investments and an accumulated deficit of $103.1 million. Since its inception through March 31, 2019, the Company has funded its operations primarily with proceeds from the sale of redeemable convertible preferred stock and the sale of its common stock. The Company has also either directly received funding or financial commitments from, or has had its program activities conducted and funded by, United States (“U.S.”) government agencies and non-profit entities. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing. The Company believes its existing cash, cash equivalents and short-term investments will enable it to fund its operating expenses and capital requirements into the fourth quarter of 2020.

As an early-stage company, the Company is subject to a number of risks common to other life science companies, including, but not limited to, raising additional capital, development by its competitors of new technological innovations, risk of failure in preclinical and clinical studies, safety and efficacy of its product candidates in clinical trials, the risk of relying on external parties such as contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), the regulatory approval process, market acceptance of the Company’s products

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

once approved, lack of marketing and sales history, dependence on key personnel and protection of proprietary technology. The Company’s therapeutic programs are currently pre-commercial, spanning discovery through late development and will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization of any product candidates. These efforts require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance-reporting capabilities. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales. The Company may never achieve profitability, and unless and until it does, it will continue to need to raise additional capital or obtain financing from other sources, such as strategic collaborations or partnerships.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2018 and the notes thereto, which are included in the Company’s most recent Annual Report on Form 10-K. Since the date of those consolidated financial statements, there have been no material changes to its significant accounting policies, with the exception of significant accounting policies related to the adoption of FASB ASC Topic 842, Leases, effective January 1, 2019, as described below.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2018 consolidated balance sheet was derived from audited consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2019. The interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations.

The accompanying consolidated financial statements include the Company’s accounts and those of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted the requirements under the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) using the cumulative effect adjustment transition option. Comparative periods have not been restated. This standard requires entities that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet. The Company elected the available package of practical expedients which allows it to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of its leases, and the treatment of initial direct costs. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. ASC 842 was issued in order to increase transparency and comparability of financial reporting related to leasing arrangements. The main difference between previous U.S. GAAP (“ASC 840”) and ASC 842 is the recognition of right-of-use lease assets and lease liabilities by lessees for those leases that were classified as operating leases under ASC 840. At January 1, 2019, the Company recorded right-of-use assets of $2.1 million and operating lease liabilities of $2.2 million. Adoption of the standard did not have a material impact on the consolidated statements of operations. For additional information regarding how the Company is accounting for leases under ASC 842, refer to Note 5, Leases.

Recently Issued Accounting Pronouncements

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

In November 2018, the FASB issued ASU 2018-18 — Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This update clarifies the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2019. The guidance is required to be applied retrospectively to the date of initial application of Topic 606. An entity should recognize the cumulative effect of initially applying the amendments as an adjustment to the opening balance of retained earnings of the later of the earliest annual period presented and the annual period that includes the date of the entity’s initial application of Topic 606. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements.

3. Short-Term Investments

The following table summarizes the amortized cost and estimated fair value of the Company’s marketable securities, which are considered to be available-for-sale investments and were included in short-term investments on the consolidated balance sheets:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Balance at March 31, 2019:
U.S. government-sponsored enterprise securities	$11,821	$7	$—	$11,828
U.S. Treasury securities	49,170	22	—	49,192
Total	$60,991	$29	$—	$61,020

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Balance at December 31, 2018:
U.S. government-sponsored enterprise securities	$6,059	$—	$—	$6,059
U.S. Treasury securities	29,680	—	(7)	29,673
Total	$35,739	$—	$(7)	$35,732

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the tables above. As of March 31, 2019, and December 31, 2018, all investments have contractual maturities within one year.

4. Fair Value of Instruments

The following tables set forth the Company’s assets that were accounted for at fair value on a recurring basis:

	March 31, 2019
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$10,814	$—	$—	$10,814
U.S. Treasury securities	—	—	—	—
Short-term investments:
U.S. government-sponsored enterprise securities	—	11,828	—	11,828
U.S. Treasury securities	49,192	—	—	49,192
Total	$60,006	$11,828	$—	$71,834

	December 31, 2018
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$18,609	$—	$—	$18,609
U.S. Treasury securities	19,964	—	—	19,964
Short-term investments:
U.S. government-sponsored enterprise securities	—	6,059	—	6,059
U.S. Treasury securities	29,673	—	—	29,673
Total	$68,246	$6,059	$—	$74,305

The Company classifies its money market funds and U.S. Treasury securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company classifies its corporate and municipal notes as Level 2 assets under the fair value hierarchy, as these assets have been valued using information obtained through a third-party pricing service at each balance sheet date, using observable market inputs that may include trade information, broker or dealer quotes, bids, offers, or a combination of these data sources.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The carrying amounts of the Company’s cash equivalents, grants receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these amounts.

5. Leases

The Company adopted ASC 842 on January 1, 2019. ASC 842 allows the Company to elect a package of practical expedients, which include: (i) an entity need not reassess whether any expired or existing contracts are or contain leases; (ii) an entity need not reassess the lease classification for any expired or existing leases; and (iii) an entity need not reassess any initial direct costs for any existing leases. Another practical expedient allows the Company to use hindsight in determining the lease term when considering lessee options to extend or terminate the lease and to purchase the underlying asset. The Company has elected to utilize this package of practical expedients and has not elected the hindsight methodology in its implementation of ASC 842.

The Company determined that it held one significant operating lease as of January 1, 2019, consisting of 20,062 square feet of office and laboratory space in Waltham, Massachusetts that expires in December 2022 pursuant to a May 2015 lease with AstraZeneca (“AZ lease”), as amended in February 2018. During the three months ended March 31, 2019 and 2018, the Company recorded lease expense of $0.2 million and $0.1 million, respectively, related to this lease.  The Company has two additional operating leases that are included in its lease accounting but are not considered significant.  During the three months ended March 31, 2019 and 2018, the Company recorded lease expense of $0.2 million and $0.1 million, respectively related to all leases.

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the remaining lease term at the date of adoption. The AZ lease contains a renewal option that can extend the lease for three years. Because the Company is not reasonably certain to exercise this renewal option, the option is not considered in determining the lease term, and associated potential additional payments are excluded from lease payments. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. The Company has existing net leases in which the non-lease components (e.g. common area maintenance) are paid separately from rent based on actual costs incurred and therefore are not included in the operating lease right-of-use assets and lease liabilities and are reflected as an expense in the period incurred.

The following table summarizes the presentation in the Company’s consolidated balance sheet of its operating leases (in thousands):

As of
March 31, 2019
Assets
Operating lease right-of-use assets	$1,949

Liabilities
Operating lease liabilities	$417
Operating lease liabilities, net of current portion	1,717
Total operating lease liabilities	$2,134

The operating lease right-of-use assets balance primarily relates to amounts associated with the AZ lease.  Of the $2.1 million operating lease liabilities, $2.1 million represents amounts associated with the AZ lease. During the

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

three months ended March 31, 2019, the Company made cash payments of $0.1 million for operating leases.  Future minimum lease payments under non-cancelable leases as of March 31, 2019, were as detailed below (in thousands):

Fiscal Year	As of March 31, 2019
2019 (remaining 9 months)	$454
2020	663
2021	717
2022	737
2023	1
Total undiscounted lease payments	2,572
Less: imputed interest	(438)
Total operating lease liabilities	$2,134

As of March 31, 2019, the weighted average remaining lease term was 3.8 years and the weighted average incremental borrowing rate used to determine the operating lease right-of-use assets was 9.1%.

ASC 840 Disclosures

Future minimum lease payments under non-cancelable leases as of December 31, 2018, were as detailed below (in thousands):

Fiscal Year	As of December 31, 2018
2019	597
2020	656
2021	710
2022	730
Total future minimum lease payments	$2,693

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued compensation and benefits	$671	$1,526
Accrued contract manufacturing	1,584	1,003
Accrued clinical costs	628	752
Accrued professional services	788	672
Accrued research costs	229	364
Other	996	529
Total accrued expenses and other current liabilities	$4,896	$4,846

7. Funding Arrangements

In December 2016, the Company entered into a funding arrangement with the U.S. Army Medical Research Acquisition Activity (the “USAMRAA grant”) that covers up to $1.1 million of specified research expenditures of the Company incurred from December 2016 through June 2019 (the “performance period”). The Company has until

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

September 2022 to obtain the reimbursements from USAMRAA for the specified research expenditures incurred and paid by the Company during the performance period.

The Company recognized grant income of $37,000 for the three months ended March 31, 2019 and $0.1 million for the three months ended March 31, 2018. The Company received $0.2 million of funding under the grant for the three months ended March 31, 2019 and $0.5 million of funding under the grant for the three months ended March 31, 2018. The Company recorded a receivable to reflect unreimbursed, eligible costs incurred under the grant in the amount of $45,000 and $0.2 million as of March 31, 2019 and December 31, 2018, respectively.

In March 2017 and October 2017, the Company entered into funding arrangements with the Trustees of Boston University to utilize funds from the U.S. government through the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB‑X) program. These funding arrangements will cover up to $16.4 million of specified research expenditures of the Company from April 2017 through September 2021.

The Company recognized grant income in connection with the CARB-X agreements of $0.8 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively. The Company received $0.6 million and $0.2 million of funding under the grant for the three months ended March 31, 2019 and 2018, respectively. The Company recorded a receivable to reflect unreimbursed, eligible costs incurred under the CARB-X agreements in the amount of $1.7 million and $1.5 million as of March 31, 2019 and December 31, 2018, respectively.

Collaboration Agreement

In July 2017, the Company entered into a collaboration agreement (the “Agreement”) with the Global Antibiotic Research and Development Partnership (“GARDP”) for the development, manufacture and commercialization of the product candidate zoliflodacin in certain countries. The Phase 3 clinical trial has not commenced and there have been no material transactions with respect to the agreement as of March 31, 2019.

The Company also had zoliflodacin program activities conducted and funded by the U.S. government through its arrangements with the U.S. National Institute of Allergy and Infectious Diseases, or NIAID.

8. License and Collaboration Agreement with Zai Lab

In April 2018, the Company entered into a license and collaboration agreement with Zai Lab, pursuant to which Zai Lab licensed exclusive rights to ETX2514 and ETX2514SUL in the Asia‑Pacific region (the “Zai Agreement”). Under the terms of the Zai Agreement, Zai Lab will fund most of the Company’s clinical trial costs in China for ETX2514SUL, including all costs in China for the Company’s Phase 3 clinical trial of ETX2514SUL, with the exception of patient drug supply. Zai Lab will conduct development activities, plan and obtain regulatory approval in a specified number of countries in the Asia‑Pacific region beyond China after regulatory approval of a licensed product in China. Zai Lab is also solely responsible for commercializing licensed products in the Asia‑Pacific region and will commercialize licensed products for which it has obtained regulatory approval. The Company is obligated to conduct specified development activities for the Asia‑Pacific region. The Company is also obligated to supply Zai Lab with the licensed products for clinical development, although Zai Lab may take over manufacturing responsibilities for its own commercialization activities within a specified time period following the effective date of the Zai Agreement. Both parties are prohibited from developing and commercializing products in the Asia‑Pacific region that would compete with the licensed products.

In addition, under the Zai Agreement, either party may propose that Zai Lab pursue a combination of imipenem together with ETX2514SUL in the territory. If the parties decide to pursue an imipenem combination, Zai Lab would provide the Company with limited research and development support for the combination.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The Company received an upfront, non‑refundable payment of $5.0 million, less applicable taxes of $0.8 million, and $0.3 million of research support funding, less applicable taxes from Zai Lab in 2018. The Company is eligible to receive up to an aggregate of $98.3 million in additional research and development support payments and development, regulatory and sales milestone payments related to ETX2514SUL, imipenem and other combinations with the licensed products. In the event the China Food and Drug Administration requires a modification or supplement to the trial protocol, and the Company delays Zai Lab from proceeding with such modified protocol and subsequently obtaining regulatory approval for the pivotal study of ETX2514SUL in China, then the sales‑based milestone payments that become due to the Company will be reduced by an agreed upon amount that increases with the length of the delay. Zai Lab will pay the Company a tiered royalty equal to a high‑single digit to low‑double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory.

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

Through March 31, 2019, the Company had recognized revenue of $5.0 million in the Company’s consolidated statements of operations and comprehensive loss under the Zai Agreement. During the three months ended March 31, 2019 and March 31, 2018, the Company recognized no revenue under the Zai Agreement.

9. Stock‑Based Compensation Expense

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

In September 2018, the Company’s board of directors adopted, and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective on September 25, 2018, at which point no further grants will be made under the 2015 Stock Incentive Plan (the “2015 Plan”). Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

units and other stock-based awards. As of March 31, 2019, options to purchase an aggregate of 844,306 shares had been granted and 878,850 shares were available for future issuance under the 2018 Plan.

Initially, subject to adjustment as provided in the 2018 Plan, the aggregate number of shares of the Company’s common stock available for issuance under the 2018 Plan was 1,181,972. The number of shares of the Company’s common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each year, for a period of 10 years, from January 1, 2019 continuing through January 1, 2028, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Accordingly, on January 1, 2019, 524,993 shares were added to the number of available shares. The maximum number of shares that may be issued pursuant to the exercise of ISOs under the 2018 Plan is 7,500,000.

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

Stock Option Activity

Stock option activity under both plans for the three months ended March 31, 2019 is summarized as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value (in thousands)
Outstanding as of December 31, 2018	1,375,730	$6.54	8.66	$426
Granted	601,200	5.67
Exercised	(2,286)	4.55
Cancelled or forfeited	(7,668)	7.19
Outstanding as of March 31, 2019	1,966,976	$6.28	8.84	$2,973

Vested or expected to vest as of March 31, 2019	1,966,976	$6.28	8.84	$2,973
Exercisable as of March 31, 2019	563,190	$4.57	7.69	$1,243

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

During the three months ended March 31, 2019, the weighted-average grant date fair value per granted option was $3.89. There were no stock option awards granted in the three months ended March 31, 2018.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Employee Stock Purchase Plan

In September 2018, the Company’s board of directors and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of September 25, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 140,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2019 and ending in 2028, in each case subject to the approval of the board of directors, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 250,000 shares; provided, that prior to the date of any such increase, the board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Pursuant to the terms of the 2018 Employee Stock Purchase Plan, an additional 131,248 shares were added to the number of available shares effective January 1, 2019. As of March 31, 2019, no shares of common stock had been issued under the ESPP and 271,248 shares remained available for future issuance under the ESPP. No offering period under the ESPP has been set by the Company’s board of directors.

Stock‑Based Compensation

Stock‑based compensation expense was classified in the consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$232	$72
General and administrative	346	128
Total stock-based compensation expense	$578	$200

As of March 31, 2019, total unrecognized stock‑based compensation expense related to unvested options was $6.1 million, which is expected to be recognized over the weighted average period of approximately 2.9 years. The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

The following weighted-average assumptions were used to calculate the fair value of each stock-based option award granted during the three months ended March 31, 2019, under the Black-Scholes option-pricing model: expected stock price volatility 78.0%; risk free interest rate 2.7%; expected life of options 6.0 years and a dividend yield of zero. There were no stock option awards granted during the three months ended March 31, 2018.

10. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The amounts in the table below were excluded from the calculation of net loss per share, due to their anti-dilutive effect:

	As of March 31,
	2019	2018
Options to purchase shares of common stock	1,966,976	811,386
Redeemable convertible preferred stock (as converted to common stock)	—	7,474,930
	1,966,976	8,286,316

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

11. Commitments

Lease Commitments

The Company has an operating lease agreement for its office and laboratory space with AstraZeneca. See Note 5 for additional information.

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

12. Related Party Transactions

The Company was formed in May 2015 as a wholly owned subsidiary of AstraZeneca, which maintained a controlling interest in the Company until March 2016. Prior to the closing of the initial public offering on September 28, 2018, AstraZeneca was the sole A Preferred Stockholder. Upon the closing of the initial public offering, all shares of preferred stock converted into shares of common stock.

Lease Commitments

The Company has an operating lease agreement for its office and laboratory space with AstraZeneca. See Note 5, Leases, for additional information.

Pharmaron Beijing Co., Ltd. (China)

The Company contracts with Pharmaron Beijing Co., Ltd. (China), or Pharmaron, to provide various medicinal chemistry research and manufacturing development services related to our ongoing product candidates. The Company began utilizing Pharmaron as a service provider prior to the spin-out in 2015 (see Note 1), and this relationship has continued into 2019. In 2019, the Senior Vice President of Strategic Partnerships at Pharmaron began sharing a household with the Company’s Chief Executive Officer, and as a result the Company now considers the agreements between the Company and Pharmaron to be related-party transactions. In the three months ended March 31, 2019, the Company recorded expense of $2.2 million for services rendered pursuant to multiple Pharmaron agreements. Amounts due to Pharmaron were $0.8 million as of March 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q.

This discussion contains certain forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward- looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A of Part I under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (SEC) on March 29, 2019. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and except as required by law, we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

ETX2514SUL is a fixed-dose combination of ETX2514, a novel broad-spectrum intravenous, or IV, β-lactamase inhibitor, or BLI, with sulbactam, an IV β-lactam antibiotic, that we are developing for the treatment of a variety of serious multidrug-resistant infections caused by Acinetobacter baumannii, or Acinetobacter. We have completed three separate Phase 1 clinical trials, including one evaluating the penetration of ETX2514SUL into the lung and one in renally impaired patients. In addition, we have completed a Phase 2 clinical trial in patients with complicated urinary tract infections, or UTIs. Based on a series of discussions with the U.S. Food and Drug Administration, or FDA, including an end-of-Phase-2 meeting, we initiated the single Phase 3 clinical trial in April 2019, with data expected in the second half of 2020.

Zoliflodacin is a novel orally administered molecule that inhibits bacterial gyrase, an essential enzyme in bacterial reproduction, for the treatment of drug-resistant Neisseria gonorrhoeae, the bacterial pathogen responsible for gonorrhea. Intramuscular ceftriaxone now represents the last-resort treatment option for gonorrhea, although resistant strains are beginning to emerge. We believe that there is a growing unmet need for an oral antibiotic, that will reliably treat patients with gonorrhea, including multidrug-resistant gonorrhea. We have completed several Phase 1 clinical trials and a Phase 2 clinical trial of zoliflodacin in patients with uncomplicated gonorrhea. The results of the Phase 2 clinical trial were published in the New England Journal of Medicine in November 2018. We intend to initiate a Phase 3 clinical trial in mid-2019 with data expected in 2021. The Phase 3 clinical trial will be funded by our nonprofit collaborator, the Global Antibiotic Research and Development Partnership, or GARDP.

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

Since our inception in May 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery and development activities for our programs and planning for potential commercialization. We do not have any products approved for sale and therefore have not generated any revenue from product sales. As of March 31, 2019, we have funded our operations primarily with net cash proceeds of $104.2 million from the sale of our preferred stock and net cash proceeds of approximately $65.6 million from the sale of common stock in our initial public offering, or IPO. We have also either directly received funding or financial commitments from, or have had our program activities conducted and funded by, the U.S. government through our arrangements with the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program, or CARB-X, and the U.S. Department of Defense, and have received non-profit awards from GARDP, and an upfront payment from our license and collaboration agreement with Zai Lab (Shanghai), Co., Ltd., or Zai Lab.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $12.9 million and $33.0 million for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $103.1 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

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

Funding Arrangements

In December 2016, we entered into a funding arrangement with the U.S. Army Medical Research Acquisition Activity, or USAMRAA, a division of the U.S. Department of Defense, through which we received a grant. This grant covered funding for up to $1.1 million of specified research expenditures incurred from December 2016 through June 2019, or the performance period. Specified research expenditures are the reimbursable expenses associated with agreed upon activities needed to advance the research project supported by the grant. These expenditures can include internal labor, laboratory supplies and equipment, travel, consulting and third-party vendor research and development support costs. We have until September 30, 2022 to obtain reimbursements from USAMRAA for the fully paid, specified research expenditures incurred during the performance period. As of March 31, 2019, we had recorded $1.1 million of grant income and we had received $1.0 million in payments under this grant.

In March 2017 and October 2017, we entered into funding arrangements with the Trustees of Boston University to utilize funds from the U.S. government, through the CARB-X program, for support of our ETX0282 and NBP programs. These funding arrangements will cover up to $16.4 million of our specified research expenditures from April 2017 through September 2021. As of March 31, 2019, we had recorded $6.5 million of grant income and we had received $5.1 million in payments under this grant.

In July 2017, we entered into a collaboration agreement with GARDP for the development and commercialization of the product candidate zoliflodacin in certain countries. Under the terms of the collaboration agreement, GARDP will fully fund the Phase 3 clinical trial, including the manufacture and supply of zoliflodacin, in uncomplicated gonorrhea.

In April 2018, we entered into a license and collaboration agreement with Zai Lab (Shanghai) Co., Ltd., or Zai Lab, pursuant to which Zai Lab licensed exclusive rights to ETX2514 and ETX2514SUL in the Asia-Pacific region. Under the terms of the agreement, Zai Lab will fund most of our clinical trial costs in China for ETX2514SUL, including all costs in China for our Phase 3 clinical trial of ETX2514SUL, with the exception of patient drug supply. As of March 31, 2019, we had received net payments of $4.5 million, representing the $5.0 million upfront payment and $0.3 million of research support payments, less applicable taxes, from Zai Lab and we had recognized revenue of $5.0 million under the agreement.

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

To date, substantially all of our research and development expenses have been related to the preclinical and clinical development of our product candidates and preclinical program. The following table shows our research and development expenses by development program and type of activity (in thousands):

	Three Months Ended
	March 31,
	2019	2018

Direct research and development expenses by program:
ETX2514	$6,916	$4,035
ETX0282	703	1,568
Zoliflodacin	15	28
Other preclinical programs	601	457
Unallocated expenses:
Personnel related (including stock-based compensation)	2,264	1,873
Facility related and other	503	589
Total research and development expenses	$11,002	$8,550

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

General and Administrative Expenses

General and administrative expenses consist of salaries and benefits, travel and stock-based compensation expense for personnel in executive, finance and administrative functions. General and administrative costs also include facilities-related costs not otherwise included in research and development expenses and professional fees for legal, patent, consulting, accounting and audit services.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will continue to incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with being a public company. Additionally, as we now have an ongoing Phase 3 trial and are in the early stages of planning for potential product commercialization, we also anticipate incurring additional expenses related to increased headcount, for example, our recent hire of a Chief Commercial Officer. When we believe regulatory approval of a product candidate appears more likely, we anticipate further increases in payroll and other employee-related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing functions for that product candidate.

Other Income

Grant Income

Grant income consists of income recognized in connection with grants we received under our funding arrangements with USAMRAA and the Trustees of Boston University through the CARB-X program. Grant income is recognized in the period during which the related specified expenses are incurred.

Interest Income

Interest income consists of interest earned on our cash and investment balances.

Income Taxes

The provision for income taxes primarily consists of provisions for foreign withholding income taxes on payments related to our agreement with Zai Lab.

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

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” disclosed in our most recent Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2019	2018	$ Change
	(in thousands)
Operating expenses:
Research and development	$11,002	$8,550	$2,452
General and administrative	3,189	3,218	(29)
Total operating expenses	14,191	11,768	2,423
Loss from operations	(14,191)	(11,768)	(2,423)
Other income:
Grant income	829	1,089	(260)
Interest income	492	12	480
Total other income	1,321	1,101	220
Loss before income taxes	(12,870)	(10,667)	(2,203)
Provision for income taxes	71	—	71
Net loss	$(12,941)	$(10,667)	$(2,274)

Research and Development Expenses

Research and development expenses were $11.0 million for the three months ended March 31, 2019, compared to $8.6 million for the three months ended March 31, 2018. The increase of $2.5 million was primarily due to an increase of $2.9 million in preclinical and clinical development expenses related to the advancement of our ETX2514SUL product candidate and an increase of $0.3 million in personnel expenses associated with higher headcount and higher stock-based compensation expense resulting from options granted during the year ended December 31, 2018 and the three months ended March 31, 2019, offset in part by a decrease of $0.9 million in preclinical and clinical development expenses related to the advancement of our ETX0282CPDP product candidate. The increase in preclinical and clinical development expenses of $2.9 million associated with the advancement of ETX2514SUL was primarily due to an increase of $1.9 million in clinical development costs, an increase of $0.9 million in drug manufacturing costs and an increase of $0.1 million in preclinical expenses. The decrease of $0.9 million in preclinical and clinical development expenses related to the advancement of our ETX0282CPDP was primarily due to a decrease of $1.2 million in drug manufacturing costs and a decrease of $0.2 million in preclinical expenses, offset by an increase of $0.5 million in clinical development costs.

General and Administrative Expenses

General and administrative expenses were $3.2 million for both the three months ended March 31, 2019 and 2018. Included in general and administrative expenses is an increase of $0.4 million in outside services and an increase of $0.3 million in personnel expenses associated with higher headcount and higher stock-based compensation expense resulting from options granted during the year ended December 31, 2018 and the three months ended March 31, 2019. These increases are offset by a decrease of $0.6 million in legal and professional fees associated with the preparation, audit and review of our consolidated financial statements.

Other Income

Other income was $1.3 million for the three months ended March 31, 2019, compared to $1.1 million for the three months ended March 31, 2018. The increase of $0.2 million was due to an increase of $0.5 million in interest income offset by a decrease in grant income of $0.3 million primarily associated with our grant agreements with the CARB-X program.

Income Taxes

Provision for income taxes was $0.1 million for the three months ended March 31, 2019 compared to zero for the three months ended March 31, 2018. Our losses before income taxes were generated in the United States.

Liquidity and Capital Resources

Overview

As of March 31, 2019, we had raised aggregate net cash proceeds of $104.2 million from the sale of redeemable convertible preferred stock and approximately $65.6 million of net proceeds from the sale of common stock in our IPO, which we have used to fund our operations. In addition, we have also either directly received funding or financial commitments from, or have had our program activities conducted and funded by, the U.S. government through our arrangements with NIAID, CARB-X and the U.S. Department of Defense, and have received non-profit awards from GARDP and an upfront and research support payments from Zai Lab. As of March 31, 2019, we had cash, cash equivalents and short-term investments of $74.6 million.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. Our net loss was $12.9 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $103.1 million.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net cash used in operating activities	$(10,599)	$(13,092)
Net cash used in investing activities	(25,087)	(137)
Net cash used in financing activities	(139)	(1,706)
Effect of exchange rate changes on cash and cash equivalents	—	(44)
Net decrease in cash and cash equivalents	$(35,825)	$(14,979)

Operating Activities

During the three months ended March 31, 2019, operating activities used $10.6 million of cash, resulting primarily from our net loss of $12.9 million offset by net cash provided by changes in operating assets and liabilities of $1.9 million and non-cash charges of $0.4 million. Net cash provided by changes in operating assets and liabilities for the three months ended March 31, 2019 consisted primarily of a $2.7 million increase in accounts payable and a $1.9 million increase in accrued expenses and other current liabilities. These sources of cash were partially offset by a $2.5 million increase in prepaid expenses and other assets.

During the three months ended March 31, 2018, operating activities used $13.1 million of cash, resulting from our net loss of $10.7 million and net cash used for changes in operating assets and liabilities of $2.7 million, partially offset by non-cash charges of $0.3 million. Net cash used for changes in operating assets and liabilities for the three months ended March 31, 2018 consisted primarily of a $2.3 million decrease in accrued expenses, mainly due to a decrease in contract manufacturing activities, a $0.7 million increase in grants receivable and a $0.3 million increase in prepaid expenses and other assets. These were partially offset by a $0.6 million increase in accounts payable related to an increase in clinical trial costs and associated drug manufacturing costs for the advancement of ETX2514 and ETX0282.

Investing Activities

During the three months ended March 31, 2019, net cash used in investing activities was $25.1 million, consisting primarily of our purchase of short-term investments.

During the three months ended March 31, 2018, net cash used in investing activities was $0.1 million, consisting of our purchase of property and equipment.

Financing Activities

During the three months ended March 31, 2019, net cash used by financing activities was $0.1 million, which consisted primarily of payment of initial public offering costs.

During the three months ended March 31, 2018, net cash used in financing activities was $1.7 million, which related to payments of deferred initial public offering costs.

Contractual Obligations and Commitments

As a smaller reporting company, we are not required to provide the disclosure required by Item 303(a)(5) of Regulation S-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in risk factors discussed in Part I, Item 1A. Risk Factors in our most recent Annual Report filed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Our IPO

On September 28, 2018, we completed our initial public offering in which we issued and sold 5,000,000 shares of common stock at a price to the public of $15.00 per share, for gross proceeds of $75.0 million and net proceeds of approximately $65.6 million after deducting underwriting discounts and commissions and other offering expenses. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of our equity securities, or to their associates, or to our affiliates. The offer and sale of our shares were registered pursuant to a Registration Statement on Form S-1 (Registration No. 333 226920), which was declared effective on September 25, 2018, or the Registration Statement. Credit Suisse Securities (USA) LLC and BMO Capital Markets Corp. acted as lead book-running managers. SunTrust Robinson Humphrey, Inc. and Wedbush Securities Inc. acted as co-managers for the IPO. Shares of our common stock began trading on The Nasdaq Global Market on September 26, 2018.

There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus that forms a part of our Registration Statement, which was filed with the SEC pursuant to Rule 424 on September 26, 2018. As of March 31, 2019, we consumed approximately $23.6 million of net proceeds from the IPO, primarily to advance ETX2514SUL and ETX0282CPDP through clinical trials and manufacture drug supply, and for working capital and general corporate purposes. We invested the remaining funds received in cash equivalents and other marketable securities in accordance with our investment policy.

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

+Indicates a management contract or compensatory plan.

*Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 14, 2019	By:	/s/ Manoussos Perros, Ph.D.
Manoussos Perros, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2019	By:	/s/ Michael Gutch, Ph.D.
Michael Gutch, Ph.D.
Chief Financial Officer and Chief Business Officer
(Principal Financial and Accounting Officer)