Form 10-Q
period 2019-06-30
Entasis Therapeutics Holdings Inc.
filed 2019-08-12
CIK 1724344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 6, 2019, the registrant had 13,134,538 shares of common stock, $0.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per‑share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$5,197	$49,360
Short-term investments	54,276	35,732
Grants receivable	1,214	1,706
Prepaid expenses and other current assets	3,555	1,994
Total current assets	64,242	88,792
Property and equipment, net	342	419
Operating lease right-of-use assets	1,842	—
Other assets	63	63
Total assets	$66,489	$89,274
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$701	$1,370
Accrued expenses and other current liabilities	6,351	4,846
Total current liabilities	7,052	6,216
Operating lease liabilities, net of current portion	1,597	—
Deferred rent	—	175
Total liabilities	8,649	6,391
Commitments (Notes 5 and 11)
Stockholders’ equity:
Common stock, par value $0.001; 125,000,000 shares authorized and 13,134,538 and 13,124,842 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	13	13
Additional paid-in capital	174,205	172,988
Accumulated other comprehensive income (loss)	54	(9)
Accumulated deficit	(116,432)	(90,109)
Total stockholders’ equity	57,840	82,883
Total liabilities and stockholders’ equity	$66,489	$89,274

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$—	$5,000	$—	$5,000
Operating expenses:
Research and development	10,677	9,479	21,679	18,029
General and administrative	3,421	2,548	6,609	5,766
Total operating expenses	14,098	12,027	28,288	23,795
Loss from operations	(14,098)	(7,027)	(28,288)	(18,795)
Other income:
Grant income	372	1,750	1,201	2,839
Interest income	417	16	908	28
Total other income	789	1,766	2,109	2,867
Loss before income taxes	(13,309)	(5,261)	(26,179)	(15,928)
Provision for income taxes	73	472	144	472
Net loss	$(13,382)	$(5,733)	$(26,323)	$(16,400)
Net loss per share —basic and diluted	$(1.02)	$(453.60)	$(2.00)	$(1,297.57)
Weighted average common stock outstanding—basic and diluted	13,131,291	12,639	13,128,956	12,639

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Other comprehensive loss
Net loss	$(13,382)	$(5,733)	$(26,323)	$(16,400)
Net unrealized gain on investments held	20	—	63	—
Foreign currency translation adjustments	—	44	—	—
Comprehensive loss	$(13,362)	$(5,689)	$(26,260)	$(16,400)

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands, except share data)

Three Months Ended June 30, 2019			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of March 31, 2019	13,127,128	$13	$173,577	$34	$(103,050)	$70,574
Stock-based compensation expense	—	—	599	—	—	599
Exercise of stock options	7,410	—	29	—	—	29
Unrealized gain on investments held	—	—	—	20	—	20
Net loss	—	—	—	—	(13,382)	(13,382)
Balances as of June 30, 2019	13,134,538	$13	$174,205	$54	$(116,432)	$57,840

Six Months Ended June 30, 2019			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2018	13,124,842	$13	$172,988	$(9)	$(90,109)	$82,883
Stock-based compensation expense	—	—	1,177	—	—	1,177
Exercise of stock options	9,696	—	40	—	—	40
Unrealized gain on investments held	—	—	—	63	—	63
Net loss	—	—	—	—	(26,323)	(26,323)
Balances as of June 30, 2019	13,134,538	$13	$174,205	$54	$(116,432)	$57,840

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands, except share data)

Three Months Ended June 30, 2018	Redeemable Convertible Preferred Stock										Additional	Accumulated Other		Total
	A		B		B-1 A		B-1 B		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of March 31, 2018	33,499,900	$23,866	25,000,000	$24,550	42,372,882	$24,423	54,067,796	$31,874	12,639	$3	$1,564	$(44)	$(67,824)	$(66,301)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	273	—	—	273
Reorganization adjustment	—	—	—	—	—	—	—	—	—	(3)	3	—	—	—
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	44	—	44
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,733)	(5,733)
Balances as of June 30, 2018	33,499,900	$23,866	25,000,000	$24,550	42,372,882	$24,423	54,067,796	$31,874	12,639	$—	$1,840	$—	$(73,557)	$(71,717)

Six Months Ended June 30, 2018	Redeemable Convertible Preferred Stock										Additional	Accumulated Other		Total
	A		B		B-1 A		B-1 B		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2017	33,499,900	$23,866	25,000,000	$24,550	42,372,882	$24,423	54,067,796	$31,874	12,639	$3	$1,377	$—	$(57,170)	$(55,790)
ASU 2018-07 modified retrospective adjustment	—	—	—	—	—	—	—	—	—	—	(13)	—	13	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	473	—	—	473
Reorganization adjustment	—	—	—	—	—	—	—	—	—	(3)	3	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(16,400)	(16,400)
Balances as of June 30, 2018	33,499,900	$23,866	25,000,000	$24,550	42,372,882	$24,423	54,067,796	$31,874	12,639	$—	$1,840	$—	$(73,557)	$(71,717)

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(26,323)	$(16,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	77	89
Stock-based compensation expense	1,177	473
Amortization and accretion of investments	(431)	—
Changes in operating assets and liabilities:
Grants receivable	492	(1,838)
Prepaid expenses and other assets	(3,403)	(1,405)
Accounts payable	(632)	678
Accrued expenses and other current liabilities	3,252	(845)
Deferred rent	(175)	82
Net cash used in operating activities	(25,966)	(19,166)
Cash flows from investing activities:
Purchases of property and equipment	(37)	(253)
Proceeds from maturities of short-term investments	7,000	—
Purchases of short-term investments	(25,050)	—
Net cash used in investing activities	(18,087)	(253)
Cash flows from financing activities:
Proceeds from exercise of stock options	40	—
Payments of initial public offering costs	(150)	(2,039)
Net cash used in financing activities	(110)	(2,039)
Net decrease in cash and cash equivalents	(44,163)	(21,458)
Cash and cash equivalents at beginning of the period	49,360	55,101
Cash and cash equivalents at end of the period	$5,197	$33,643
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$—	$378

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

The Company was initially formed as Entasis Therapeutics Limited (“Entasis Limited”) on March 6, 2015 in the United Kingdom (“U.K.”) as a wholly owned subsidiary of AstraZeneca AB (“AstraZeneca”). In connection with the spin‑out of Entasis Limited from AstraZeneca in May 2015, Entasis Limited issued 4 ordinary shares to AstraZeneca. Additionally, pursuant to a business transfer and subscription agreement with AstraZeneca (the “A Subscription Agreement”), Entasis Limited also issued 33,499,900 shares of A redeemable convertible preference shares (“A Preferred Stock”) to AstraZeneca in May 2015. In March 2016, Entasis Limited issued 25,000,000 shares of B redeemable convertible preference shares (“B Preferred Stock”) to third‑party investors.

During 2018, Entasis Limited completed a corporate reorganization (the “Reorganization”). As part of the Reorganization, in March 2018 Entasis Limited formed Entasis Therapeutics Holdings Inc., a Delaware corporation, with nominal assets and liabilities for the purpose of consummating the Reorganization. The existing shareholders of Entasis Limited exchanged each of their classes of shares of Entasis Limited for the same number and classes of common stock and preferred stock of Entasis Therapeutics Holdings Inc. on a one‑to‑one basis. The newly issued stock of Entasis Therapeutics Holdings Inc. have substantially identical rights to the exchanged shares of Entasis Limited. As a result of the exchange, Entasis Therapeutics Holdings Inc. became the sole shareholder of Entasis Limited. Upon the completion of the Reorganization on April 23, 2018, the historical consolidated financial statements of Entasis Limited became the historical consolidated financial statements of Entasis Therapeutics Holdings Inc.

On September 28, 2018, the Company completed an initial public offering of its common stock, in which the Company issued and sold 5,000,000 shares of common stock at a price to the public of $15.00 per share. The aggregate net proceeds to the Company from the initial public offering were approximately $65.6 million after deducting underwriting discounts and commissions, and offering expenses payable by the Company. Upon the completion of the Company’s initial public offering, all of the outstanding shares of redeemable convertible preferred stock of the Company, including accrued dividends, automatically converted into 8,084,414 shares of the Company’s common stock. In September 2018, we also effected a 1-for-20.728 reverse stock split of our issued and outstanding common stock. All of our historical share and per share information shown in these consolidated financial statements and related notes have been retroactively adjusted to give effect to the reverse stock split.

Risks and Uncertainties

As of June 30, 2019, the Company had $59.5 million in cash, cash equivalents and short-term investments, and an accumulated deficit of $116.4 million. Since its inception through June 30, 2019, the Company has funded its operations primarily with proceeds from the sale of redeemable convertible preferred stock and the sale of its common stock. The Company has also either directly received funding or financial commitments from, or has had its program activities conducted and funded by, United States (“U.S.”) government agencies and non-profit entities. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt, equity financing, strategic collaborations, or partnerships. The Company believes its existing cash, cash equivalents and short-term investments will enable it to fund its operating expenses and capital requirements into the fourth quarter of 2020.

The Company is subject to a number of risks common to other life science companies, including, but not limited to, raising additional capital, development by its competitors of new technological innovations, risk of failure in preclinical and clinical studies, safety and efficacy of its product candidates in clinical trials, risk of relying on external

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

parties such as contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), the regulatory approval process, market acceptance of the Company’s products once approved, lack of marketing and sales history, dependence on key personnel, and protection of proprietary technology. The Company’s therapeutic programs are currently pre-commercial, spanning discovery through late development and will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization of any product candidates. These efforts require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance-reporting capabilities. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales or achieve profitability.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2018 and the notes thereto, which are included in the Company’s most recent Annual Report on Form 10-K. Since the date of those consolidated financial statements, there have been no material changes to its significant accounting policies, with the exception of the adoption of FASB ASC Topic 842, Leases, effective January 1, 2019, as described below.

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

The accompanying consolidated financial statements include the Company’s accounts and those of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted the requirements under the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification 842,  Leases (“ASC 842”) using the cumulative effect adjustment transition option.  Comparative periods have not been restated. This standard requires entities that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet. The Company elected the available package of practical expedients which allows it to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of its leases, and the treatment of initial direct costs. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. ASC 842 was issued in order to increase transparency and comparability of financial reporting related to leasing arrangements. The main difference between previous U.S. GAAP (ASC 840) and ASC 842 is the recognition of right-of-use lease assets and lease liabilities by lessees for those leases that were classified as operating leases under ASC 840. At January 1, 2019, the Company recorded right-of-use assets of $2.1 million and operating lease liabilities of $2.2 million. Adoption of the standard did not have a material impact on the consolidated statements of operations.  For additional information regarding how the Company is accounting for leases under ASC 842, refer to Note 5, Leases.

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

In November 2018, the FASB issued ASU 2018-18 — Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This update clarifies the interaction between Topic 808, Collaborative  Arrangements, and Topic 606, Revenue from Contracts with Customers by providing guidance on whether certain transactions between collaborative participants should be accounted for as revenue under Topic 606.  The amendment improves comparability by allowing the presentation of the units of account in collaborative arrangements that are within the scope of ASC 606 together with revenue accounted for under ASC 606. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2019. The guidance is required to be applied retrospectively to the date of initial application of Topic 606. An entity should recognize the cumulative effect of initially applying the amendments as an adjustment to the opening balance of retained earnings of the later of the earliest annual period presented and the annual period that includes the date of the entity’s initial application of Topic 606. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements.

3. Short-Term Investments

The following table summarizes the amortized cost and estimated fair value of the Company’s marketable securities, which are considered to be available-for-sale investments and were included in short-term investments on the consolidated balance sheets:

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Balance at June 30, 2019:
U.S. government-sponsored enterprise securities	$11,872	$10	$—	$11,882
U.S. Treasury securities	42,351	43	—	42,394
Total	$54,223	$53	$—	$54,276

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Balance at December 31, 2018:
U.S. government-sponsored enterprise securities	$6,059	$—	$—	$6,059
U.S. Treasury securities	29,680	—	(7)	29,673
Total	$35,739	$—	$(7)	$35,732

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the tables above.

4. Fair Value of Financial Instruments

The following tables set forth the Company’s assets that were accounted for at fair value on a recurring basis:

	June 30, 2019
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$4,957	$—	$—	$4,957
Short-term investments:
U.S. government-sponsored enterprise securities	—	11,882	—	11,882
U.S. Treasury securities	42,394	—	—	42,394
Total	$47,351	$11,882	$—	$59,233

	December 31, 2018
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$18,609	$—	$—	$18,609
U.S. Treasury securities	19,964	—	—	19,964
Short-term investments:
U.S. government-sponsored enterprise securities	—	6,059	—	6,059
U.S. Treasury securities	29,673	—	—	29,673
Total	$68,246	$6,059	$—	$74,305

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

The carrying amounts of the Company’s cash equivalents, grants receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these amounts.

5. Leases

The Company adopted ASC 842 on January 1, 2019. ASC 842 allows the Company to elect a package of practical expedients, which include: (i) an entity need not reassess whether any expired or existing contracts are or contain leases; (ii) an entity need not reassess the lease classification for any expired or existing leases; and (iii) an entity need not reassess any initial direct costs for any existing leases. Another practical expedient allows the Company to use hindsight in determining the lease term when considering lessee options to extend or terminate the lease and to purchase the underlying asset. The Company has elected to utilize this package of practical expedients and has not elected the hindsight methodology in its implementation of ASC 842.  Adoption of the standard did not result in a material cumulative effect requiring adjustment to retained earnings as of January 1, 2018.

The Company determined that it held one significant operating lease as of January 1, 2019, consisting of 20,062 square feet of office and laboratory space in Waltham, Massachusetts that expires in December 2022 pursuant to a May 2015 lease with AstraZeneca (“AZ lease”), as amended in February 2018. During the three months ended June 30, 2019 and 2018, the Company recorded lease expense of $0.2 million related to this lease. During the six months ended June 30, 2019 and 2018, the Company recorded lease expense of $0.3 million related to this lease. The Company has two additional operating leases that are included in its lease accounting which are not considered significant.

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the remaining lease term at the date of adoption. The AZ lease contains a renewal option that can extend the lease for three years. Because the Company is not reasonably certain to exercise this renewal option, the option is not considered in determining the lease term, and associated potential additional payments are excluded from lease payments. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. The Company has existing net leases in which the non-lease components (e.g., common area maintenance) are paid separately from rent based on actual costs incurred and therefore are not included in the operating lease right-of-use assets and lease liabilities and are reflected as an expense in the period incurred.

The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheet (in thousands):

As of
June 30, 2019
Assets
Operating lease right-of-use assets	$1,842

Liabilities
Operating lease liabilities	$438
Operating lease liabilities, net of current portion	1,597
Total operating lease liabilities	$2,035

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The operating lease right-of-use assets and operating lease liabilities balances relate primarily to amounts associated with the AZ lease. Future minimum lease payments under non-cancelable leases as of June 30, 2019, were as detailed below (in thousands):

Fiscal Year	As of June 30, 2019
2019 (remaining 6 months)	$305
2020	663
2021	717
2022	737
2023	1
Total undiscounted lease payments	2,423
Less: imputed interest	(388)
Total operating lease liabilities	$2,035

As of June 30, 2019, the weighted average remaining lease term was 3.4 years and the weighted average incremental borrowing rate used to determine the operating lease right-of-use assets was 9.1%.

ASC 840 Disclosures

Future minimum lease payments under non-cancelable leases as of December 31, 2018, were as detailed below (in thousands):

Fiscal Year	As of December 31, 2018
2019	$597
2020	656
2021	710
2022	730
Total future minimum lease payments	$2,693

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued compensation and benefits	$1,077	$1,526
Accrued contract manufacturing	2,724	1,003
Accrued clinical	459	752
Accrued professional services	678	672
Accrued research	201	364
Deferred collaboration reimbursement(A)	430	251
Current portion of operating lease liability	438	—
Other	344	278
Total accrued expenses and other current liabilities	$6,351	$4,846

(A) Represents advance research support payment received from Zai Lab

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

The Company recognized no grant income during the three months ended June 30, 2019, and $0.2 million during the three months ended June 30, 2018, and $37,000 and $0.3 million during the six months ended June 30, 2019 and 2018, respectively, in connection with the USAMRAA grant. The Company received $0.2 million and $0.6 million of payments under the grant during the six months ended June 30,  2019 and 2018, respectively. The Company recorded a receivable to reflect unreimbursed, eligible costs incurred under the grant in the amount of $0.2 million as of December 31, 2018.    The Company received the final reimbursement payment under this grant in May 2019, therefore no receivable for unreimbursed costs was required as of June 30, 2019.

In March 2017 and October 2017, the Company entered into funding arrangements with the Trustees of Boston University to utilize funds from the U.S. government through the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB‑X) program,  in support of our ETX0282 and NBP programs. These funding arrangements could cover up to $16.4 million of specified research expenditures of the Company from April 2017 through September 2021.

The Company recognized grant income in connection with the CARB-X agreements of $0.4 million and $1.5 million during the three months ended June 30, 2019 and 2018, respectively and $1.2 million and $2.5 million during the six months ended June 30, 2019 and 2018, respectively. The Company received $1.5 million and $0.7 million of payments under the grants during the six months ended June 30, 2019 and 2018, respectively. The Company recorded a receivable to reflect unreimbursed, eligible costs incurred under the CARB-X agreements in the amount of $1.2 million and $1.5 million as of June 30, 2019 and December 31, 2018, respectively.

8. License and Collaboration Agreements

GARDP

In July 2017, the Company entered into a collaboration agreement with the Global Antibiotic Research and Development Partnership, or GARDP, for the development, manufacture and commercialization of the product candidate zoliflodacin in certain countries. The Phase 3 clinical trial has not commenced and there have been no material transactions with respect to the agreement as of June 30, 2019.

NIAID

The Company has ongoing zoliflodacin program activities conducted and funded by the U.S. government through its arrangements with the U.S. National Institute of Allergy and Infectious Diseases, or NIAID.

Zai Lab

In April 2018, the Company entered into a license and collaboration agreement with Zai Lab (Shanghai) Co., Ltd., or Zai Lab, pursuant to which Zai Lab licensed exclusive rights to durlobactam (formerly ETX2514) and sulbactam-durlobactam, or SUL-DUR  (formerly ETX2514SUL) in the Asia‑Pacific region (the “Zai Agreement”). Under the terms of the Zai Agreement, Zai Lab will fund most of the Company’s clinical trial costs in China for SUL-

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

DUR, including all costs in China for the Company’s Phase 3 clinical trial of SUL-DUR, with the exception of patient drug supply. Zai Lab will conduct development activities, plan and obtain regulatory approval in a specified number of countries in the Asia‑Pacific region beyond China after regulatory approval of a licensed product in China. Zai Lab is also solely responsible for commercializing licensed products in the Asia‑Pacific region and will commercialize licensed products for which it has obtained regulatory approval. The Company is obligated to conduct specified development activities for the Asia‑Pacific region. The Company is also obligated to supply Zai Lab with the licensed products for clinical development, although Zai Lab may take over manufacturing responsibilities for its own commercialization activities within a specified time period following the effective date of the Zai Agreement. Both parties are prohibited from developing and commercializing products in the Asia‑Pacific region that would compete with the licensed products.

The Company received an upfront, non‑refundable payment of $5.0 million,  $0.6 million of research support funding and $0.3 million of certain other reimbursable clinical trial costs, less applicable taxes of $0.8 million from Zai Lab through June 2019. The Company is eligible to receive up to an aggregate of $98.0 million in additional research and development support payments and development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products. In the event the China Food and Drug Administration requires a modification or supplement to the trial protocol, and the Company delays Zai Lab from proceeding with such modified protocol and subsequently obtaining regulatory approval for the pivotal study of SUL-DUR in China, then the sales‑based milestone payments that become due to the Company will be reduced by an agreed upon amount that increases with the length of the delay. Zai Lab will pay the Company a tiered royalty equal to a high‑single digit to low‑double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory.

The Company evaluated the Zai Agreement under Topic 606 and identified two material promises: (1) an exclusive license to develop, manufacture and commercialize products containing durlobactam or SUL-DUR in the territory and (2) the initial technology transfer of licensed know‑how. The Company determined that the exclusive license and initial technology transfer were not distinct from one another, as the license has limited value without the transfer of the Company’s technology and Zai Lab would incur additional costs to recreate the Company’s know‑how. Therefore, the license and initial technology transfer were combined as a single performance obligation.

The Company determined the $5.0 million non‑refundable upfront payment is the entire transaction price at the outset of the Zai Agreement. All other future potential milestone payments were excluded from the transaction price as they are fully constrained as the risk of significant reversal has not yet been resolved. The achievement of the future potential milestones is not within the Company’s control and is subject to certain research and development success, regulatory approvals or commercial success and therefore carry significant uncertainty. The Company will reevaluate the likelihood of achieving future milestones at the end of each reporting period. Future development milestone revenue from the arrangement will be recognized as revenue in the period in which it is no longer probable that revenue attributable to the milestone will result in a significant reversal of cumulative revenue.

During the three and six months ended June 30, 2019, the Company recognized no revenue under the Zai Agreement. The Company delivered the exclusive license and performed the initial technology transfer of licensed know-how prior to June 30, 2018 and recognized the entire $5.0 million transaction price as revenue during the six months ended June 30, 2018.  Payments received for research support and reimbursable clinical trial costs are recorded as an offset to research and development expense during the period in which the qualifying expenses are incurred.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

9. Stock‑Based Compensation Expense

Stock Incentive Plans

In connection with the Reorganization, Entasis Therapeutics Holdings Inc. assumed the Entasis Therapeutics Limited amended and restated stock incentive plan, and each outstanding share option to purchase ordinary shares of Entasis Therapeutics Limited was assumed by Entasis Therapeutics Holdings Inc. and converted into an option to purchase the same number of shares of common stock of Entasis Therapeutics Holdings Inc. at the same exercise price per share and on the same vesting schedule. Each new option has and is subject to the same terms and conditions as were in effect immediately prior to the assumption and conversion. No share options of Entasis Therapeutics Limited are outstanding following the assumption and conversion.

In September 2018, the Company’s board of directors adopted, and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective on September 25, 2018, at which point no further grants will be made under the 2015 Stock Incentive Plan (the “2015 Plan”). Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of June 30, 2019, options to purchase an aggregate of 1,053,806 shares had been granted and 742,068 shares were available for future issuance under the 2018 Plan.

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

The maximum number of shares of the Company’s common stock subject to awards granted under the 2018 Plan or otherwise during a single calendar year to any nonemployee director, taken together with any cash fees paid by the Company to such nonemployee director during the calendar year for serving on the Company’s board of directors, will not exceed $500,000 in total value, or, with respect to the calendar year in which a nonemployee director is first appointed or elected to the Company’s board of directors, $800,000.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Stock Option Activity

Stock option activity under both plans during the six months ended June 30, 2019 is summarized as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value (in thousands)
Outstanding as of December 31, 2018	1,375,730	$6.54	8.66	$426
Granted	810,700	5.90
Exercised	(9,696)	4.08
Cancelled or forfeited	(80,386)	7.29
Outstanding as of June 30, 2019	2,096,348	$6.28	8.68	$2,490

Vested or expected to vest as of June 30, 2019	2,096,348	$6.28	8.68	$2,490
Exercisable as of June 30, 2019	624,860	$4.60	7.41	$1,210

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

During the six months ended June 30, 2019, the weighted-average grant date fair value per granted option was $4.04.

Employee Stock Purchase Plan

In September 2018, the Company’s board of directors and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of September 25, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 140,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2019 and ending in 2028, in each case subject to the approval of the board of directors, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 250,000 shares; provided, that prior to the date of any such increase, the board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Pursuant to the terms of the 2018 Employee Stock Purchase Plan, an additional 131,248 shares were added to the number of available shares effective January 1, 2019. As of June 30, 2019, no shares of common stock had been issued under the ESPP and 271,248 shares remained available for future issuance under the ESPP. No offering period under the ESPP has been set by the Company’s board of directors.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Stock‑Based Compensation

Stock‑based compensation expense was classified in the consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$191	$108	$423	$180
General and administrative	408	165	754	293
Total stock-based compensation expense	$599	$273	$1,177	$473

As of June 30, 2019, total unrecognized stock‑based compensation expense related to unvested options was $6.2 million, which is expected to be recognized over the weighted average period of approximately  2.8 years. The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

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

The amounts in the table below were excluded from the calculation of net loss per share, due to their anti-dilutive effect:

	As of June 30,
	2019	2018
Options to purchase shares of common stock	2,096,348	1,168,938
Redeemable convertible preferred stock (as converted to common stock)	—	7,474,930
	2,096,348	8,643,868

11. Commitments

Lease Commitments

The Company has an operating lease agreement for its office and laboratory space with AstraZeneca. See Note 5 for additional information.

A Subscription Agreement

In connection with the A Subscription Agreement, the Company agreed to pay AstraZeneca a one‑time milestone payment of $5.0 million within three  months of achieving a specified cumulative net sales milestone for durlobactam. This milestone payment will be automatically waived should the Company’s common stock trade on Nasdaq at or above a specified price at any time prior to achieving such specified cumulative net sales milestone for durlobactam. The Company is also obligated to pay AstraZeneca a one‑time milestone payment of $10.0 million within two years of achieving the first commercial sale of zoliflodacin. At the Company’s election, either milestone payment may be paid in cash, common stock, or a combination of cash and common stock. Additionally, the Company is obligated to pay AstraZeneca tiered, single‑digit, per‑country royalties on the annual worldwide net sales of durlobactam and zoliflodacin.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

12. Related Party Transactions

AstraZeneca

The Company was formed in May 2015 as a wholly owned subsidiary of AstraZeneca.  Prior to the closing of the initial public offering on September 28, 2018, AstraZeneca was the sole A Preferred Stockholder. Upon the closing of the initial public offering, all shares of preferred stock converted into shares of common stock. AstraZeneca continues to maintain a controlling interest in the Company. The Company has an operating lease agreement for its office and laboratory space with AstraZeneca. See Note 5,  Leases, for additional information.

Pharmaron Beijing Co., Ltd. (China)

The Company contracts with Pharmaron Beijing Co., Ltd. (China), or Pharmaron, to provide various medicinal chemistry research and manufacturing development services related to the Company’s ongoing product candidates. The Company began utilizing Pharmaron as a service provider prior to the spin-out in 2015 (see Note 1), and this relationship has continued into 2019. In 2019, the Senior Vice President of Strategic Partnerships at Pharmaron began sharing a household with the Company’s Chief Executive Officer, and as a result the Company now considers the agreements between the Company and Pharmaron to be related-party transactions. The Company recorded expense of $1.9 million and $4.2 million during the three and six months ended June 30, 2019, respectively, for services rendered pursuant to multiple Pharmaron agreements. Amounts due to Pharmaron were $2.1 million as of June 30, 2019.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel antibacterial products to treat serious infections caused by multidrug-resistant Gram-negative bacteria. Leveraging our targeted-design platform, we have engineered and developed product candidates that target clinically validated mechanisms to address antibiotic resistance. Our lead product candidate, durlobactam (formerly ETX2514), as well as one of our other product candidates, ETX0282, inhibit one of the most prevalent forms of bacterial resistance, β-lactamase enzymes, so-named because of their ability to inactivate β-lactam antibiotics, one of the most commonly used classes of antibiotics. By blocking this resistance mechanism, these product candidates, when administered in combination with β-lactam antibiotics, are designed to restore the efficacy of those antibiotics. Our other product candidate, zoliflodacin, targets the validated mechanism of action of the fluoroquinolone class of antibiotics, but does so in a novel manner to avoid existing fluoroquinolone resistance.

SUL-DUR (formerly ETX2514SUL) is a fixed-dose combination of sulbactam, an intravenous β-lactam antibiotic, with durlobactam, a novel broad-spectrum intravenous β-lactamase inhibitor, or BLI, that we are developing for the treatment of a variety of serious multidrug-resistant infections caused by Acinetobacter baumannii, or Acinetobacter.   Based on a series of discussions with the U.S. Food and Drug Administration, or FDA, including an end-of-Phase-2 meeting, we initiated the single Phase 3 clinical trial in April 2019, with data expected in the second half of 2020.

Zoliflodacin is a novel orally administered molecule that inhibits bacterial gyrase, an essential enzyme in bacterial reproduction, targeting Neisseria gonorrhoeae, the bacterial pathogen responsible for gonorrhea. Intramuscular ceftriaxone now represents the last-resort treatment option for gonorrhea, although resistant strains are beginning to emerge. We believe that there is a growing unmet need for an oral antibiotic, that will reliably treat patients with gonorrhea, including multidrug-resistant gonorrhea. The Phase 3 clinical trial will be funded and initiated by our nonprofit collaborator, the Global Antibiotic Research and Development Partnership, or GARDP, in 2019 with data expected in 2021.

We are also developing ETX0282CPDP for the treatment of complicated UTIs, including those caused by extended-spectrum β-lactamase, or ESBL, producing bacterial strains or carbapenem-resistant Enterobacteriaceae, or CRE. ETX0282CPDP is an oral, fixed dose combination of ETX0282, a novel oral BLI, with cefpodoxime proxetil, an oral β-lactam antibiotic. We believe there is a significant unmet need for new oral antibiotics that reliably treat patients with multidrug-resistant Gram-negative infections. We initiated a multi-part Phase 1 clinical trial of ETX0282CPDP in Australia in the second quarter of 2018 and reported initial preliminary results in June 2019.  Additional Phase 1 work is ongoing with efforts to formulate ETX0282 for further clinical development.

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

Since our inception in May 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery and development activities for our programs and planning for potential commercialization. We do not have any products approved for sale and therefore have not generated any revenue from product sales. As of June 30, 2019, we have funded our operations primarily with net cash proceeds of $104.2 million from the sale of our preferred stock and net cash proceeds of approximately $65.6 million from the sale of common stock in our initial public offering, or IPO. We have also either directly received funding or financial commitments from, or have had our program activities conducted and funded by, the U.S. government through our arrangements with the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program, or CARB-X, and the U.S. Department of Defense. We have also received non-profit awards from GARDP, and an upfront payment from our license and collaboration agreement with Zai Lab (Shanghai), Co., Ltd., or Zai Lab.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $26.3 million and $33.0 million for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $116.4 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

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
•

ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any product candidate for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, scientific, manufacturing, administrative, compliance, and commercial personnel; and
•	add additional operational, financial and management information systems.

Furthermore, we now incur additional costs associated with operating as a public company that we did not previously incur or previously incurred at lower rates as a private company, including significant legal, accounting, insurance, investor relations and other expenses.

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

The Corporate Reorganization

We completed a corporate reorganization on April 23, 2018. In March 2018, we formed Entasis Therapeutics Holdings Inc., a Delaware corporation, with nominal assets and liabilities for the purpose of consummating the corporate reorganization described herein. In connection with the corporate reorganization, the existing shareholders of Entasis Therapeutics Limited exchanged their shares for the same number and classes of newly issued shares in Entasis Therapeutics Holdings Inc. As a result, Entasis Therapeutics Limited became a wholly owned subsidiary of Entasis Therapeutics Holdings Inc.

Upon completion of the corporate reorganization on April 23, 2018, the historical consolidated financial statements of Entasis Therapeutics Limited became the historical consolidated financial statements of Entasis Therapeutics Holdings Inc.

Funding Arrangements

In December 2016, we entered into a funding arrangement with the U.S. Army Medical Research Acquisition Activity, or USAMRAA, a division of the U.S. Department of Defense, through which we received a grant. This grant covered funding for up to $1.1 million of specified research expenditures incurred from December 2016 through June 2019, or the performance period. Specified research expenditures are the reimbursable expenses associated with agreed upon activities needed to advance the research project supported by the grant. These expenditures can include internal labor, laboratory supplies and equipment, travel, consulting and third-party vendor research and development support costs. The Company received the final reimbursement payment for this grant in May 2019.  Through June 30, 2019, we have recorded $1.1 million of grant income and we have received $1.1 million of payments under this grant.

In March 2017 and October 2017, we entered into funding arrangements with the Trustees of Boston University to utilize funds from the U.S. government, through the CARB-X program, in support of our ETX0282 and NBP programs. These funding arrangements could cover up to $16.4 million of our specified research expenditures from April 2017 through September 2021. Through June 30, 2019, we have recorded $6.9 million of grant income and we have received $5.9 million of payments under this grant.

In July 2017, we entered into a collaboration agreement with GARDP for the development and commercialization of the product candidate zoliflodacin in certain countries. Under the terms of the collaboration agreement, GARDP will fully fund the Phase 3 clinical trial, including the manufacture and supply of zoliflodacin, in uncomplicated gonorrhea.

In April 2018, we entered into a license and collaboration agreement with Zai Lab, pursuant to which Zai Lab licensed exclusive rights to durlobactam and SUL-DUR in the Asia-Pacific region. Under the terms of the agreement, Zai Lab will fund most of our clinical trial costs in China for SUL-DUR, including all costs in China for our Phase 3 clinical trial of SUL-DUR, with the exception of patient drug supply. Through June 30, 2019, we have received net payments of $5.0 million, representing the $5.0 million upfront payment,  $0.6 million of research support payments and $0.3 million of certain other reimbursable clinical trial costs, less applicable taxes, from Zai Lab and we had recognized revenue of $5.0 million under the agreement.

Components of Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our product discovery efforts and the development of our preclinical and clinical product candidates. These expenses include:

•	employee-related expenses, including salaries and benefits, bonus and stock-based compensation expense for employees engaged in research and development functions;
•	fees paid to consultants for services directly related to our product development and regulatory efforts;
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

To date, substantially all of our research and development expenses have been related to the preclinical and clinical development of our product candidates and preclinical program. The following table shows our research and development expenses by development program and type of activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Direct research and development expenses by program:
Durlobactam	$7,259	$4,558	$14,175	$8,593
ETX0282	153	1,948	856	3,516
Zoliflodacin	28	6	43	34
Other preclinical programs	456	515	1,057	972
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	2,108	1,773	4,372	3,646
Facilities, supplies and other	673	679	1,176	1,268
Total research and development expenses	$10,677	$9,479	$21,679	$18,029

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

General and Administrative Expenses

General and administrative expenses consist of salaries and benefits, bonus and stock-based compensation expense for personnel in executive, finance and administrative functions. General and administrative costs also include facilities-related costs not otherwise included in research and development expenses as well as professional fees for legal, patent, consulting, accounting, insurance and audit services.

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

Provision for Income Taxes

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

Results of Operations

Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,
	2019	2018	$ Change
	(in thousands)
Revenue	$—	$5,000	$(5,000)
Operating expenses:
Research and development	10,677	9,479	1,198
General and administrative	3,421	2,548	873
Total operating expenses	14,098	12,027	2,071
Loss from operations	(14,098)	(7,027)	(7,071)
Other income:
Grant income	372	1,750	(1,378)
Interest income	417	16	401
Total other income	789	1,766	(977)
Loss before income taxes	(13,309)	(5,261)	(8,048)
Provision for income taxes	73	472	(399)
Net loss	$(13,382)	$(5,733)	$(7,649)

Revenue

We recognized no revenue during the three months ended June 30, 2019 and $5.0 million during the three months ended June 30, 2018 associated with delivery of the exclusive license and the initial technology transfer of licensed know-how pursuant to the collaboration agreement with Zai Lab, which we entered into in April 2018.

Research and Development Expenses

Research and development expenses were $10.7 million during the three months ended June 30, 2019, compared to $9.5 million during the three months ended June 30, 2018. The increase of $1.2 million was primarily due to an increase of $2.7 million related to the advancement of our SUL-DUR product candidate and an increase of $0.3 million in personnel expenses associated with higher headcount, higher salaries and higher stock-based compensation expense resulting from options granted during the year ended December 31, 2018 and the six months ended June 30, 2019, offset in part by a decrease of $1.8 million in expenses related to the advancement of our ETX0282CPDP product candidate. The increase in expenses of $2.7 million associated with the advancement of our SUL-DUR product candidate was primarily due to an increase of $2.0 million in clinical development costs and an increase of $1.0 million in drug manufacturing costs, offset by a decrease of $0.3 million in preclinical expenses. The decrease of $1.8 million in expenses related to the advancement of our ETX0282CPDP product candidate was primarily due to decreases of $1.2 million in drug manufacturing costs,  $0.4 million in clinical development costs and  $0.1 million in preclinical expenses.

General and Administrative Expenses

General and administrative expenses were $3.4 million during the three months ended June 30, 2019, compared to $2.5 million during the three months ended June 30, 2018.  The increase of $0.9 million is driven by an increase of $1.0 million in personnel expenses associated with higher headcount, higher salaries and higher stock-based compensation expense resulting from options granted during the year ended December 31, 2018 and the six months ended June 30, 2019.

Other Income

Other income was $0.8 million during the three months ended June 30, 2019, compared to $1.8 million during the three months ended June 30, 2018. The decrease of $1.0 million was due to a decrease of $1.4 million in grant income associated with our grant agreements with the CARB-X and USAMRAA programs, offset by an increase in interest income of $0.4 million.

Provision for Income Taxes

Provision for income taxes was $0.1 million during the three months ended June 30, 2019, compared to $0.5 million during the three months ended June 30, 2018.  The $0.4 million decrease was due to the timing of payments received from Zai Lab during 2018 in connection with our ongoing license and collaboration agreement.   Our losses before income taxes were generated in the United States.

Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,
	2019	2018	$ Change
	(in thousands)
Revenue	$—	$5,000	$(5,000)
Operating expenses:
Research and development	21,679	18,029	3,650
General and administrative	6,609	5,766	843
Total operating expenses	28,288	23,795	4,493
Loss from operations	(28,288)	(18,795)	(9,493)
Other income:
Grant income	1,201	2,839	(1,638)
Interest income	908	28	880
Total other income	2,109	2,867	(758)
Loss before income taxes	(26,179)	(15,928)	(10,251)
Provision for income taxes	144	472	(328)
Net loss	$(26,323)	$(16,400)	$(9,923)

Revenue

We recognized no revenue during the six months ended June 30, 2019 and $5.0 million during the six months ended June 30, 2018 associated with the delivery of the exclusive license and the initial technology transfer of licensed know-how pursuant to the collaboration agreement with Zai Lab, which we entered into in April 2018.

Research and Development Expenses

Research and development expenses were $21.7 million during the six months ended June 30, 2019, compared to $18.0 million during the six months ended June 30, 2018. The increase of $3.7 million was primarily due to an increase of $5.6 million related to the advancement of our SUL-DUR product candidate and an increase of $0.7 million in personnel expenses associated with higher headcount, higher salaries and higher stock-based compensation expense resulting from options granted during the year ended December 31, 2018 and the six months ended June 30, 2019, offset in part by a decrease of $2.7 million related to the advancement of our ETX0282CPDP product candidate. The increase of $5.6 million associated with the advancement of our SUL-DUR product candidate was primarily due to an increase of $3.8 million in clinical development costs and an increase of $1.9 million in drug manufacturing costs. The decrease of $2.7 million of expenses related to the advancement of our ETX0282CPDP product candidate was primarily due to a decrease of $2.4 million in drug manufacturing costs and a decrease of $0.2 million in preclinical expenses.

General and Administrative Expenses

General and administrative expenses were $6.6 million during the six months ended June 30, 2019, compared to $5.8 million during the six months ended June 30, 2018. The $0.8 million increase is driven by an increase of $1.3 million in personnel expenses associated with higher headcount, higher salaries and higher stock-based compensation expense resulting from options granted during the year ended December 31, 2018 and the six months ended June 30, 2019, and an increase of $0.3 million related to insurance costs associated with operating as a public company. These increases are offset by a decrease of $1.0 million in legal and professional fees primarily associated with the April 2018 corporate reorganization.

Other Income

Other income was $2.1 million during the six months ended June 30, 2019, compared to $2.9 million during the six months ended June 30, 2018. The $0.8 million decrease was due to a $1.6 million decrease in grant income associated with the CARB-X and USAMRAA programs,  offset by an increase of $0.9 million in interest income.

Income Taxes

Provision for income taxes was $0.1 million during the six months ended June 30, 2019, compared to $0.5 million during the six months ended June 30, 2018. The $0.3 million decrease was due to the timing of payments received from Zai Lab during 2018 in connection with our ongoing license and collaboration agreement.   Our losses before income taxes were generated in the United States.

Liquidity and Capital Resources

Overview

As of June 30, 2019, we had raised net cash proceeds of $104.2 million from the sale of redeemable convertible preferred stock and approximately $65.6 million of net proceeds from the sale of common stock in our IPO, which we have used to fund our operations. In addition, we have also either directly received funding or financial commitments from, or have had our program activities conducted and funded by, the U.S. government through our arrangements with NIAID, CARB-X, USAMRAA, and the U.S. Department of Defense. We have received non-profit awards from GARDP as well as upfront and ongoing research support payments from Zai Lab. As of June 30, 2019, we had cash, cash equivalents and short-term investments of $59.5 million.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. Our net loss was $26.3 million during the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $116.4 million.

We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, manufacturing development costs, legal and other regulatory expenses and general administrative costs.

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

As a result, we will need substantial additional funding to support our continuing operations and to pursue our growth strategy. Until such time, if ever, when we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license and development agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Net cash used in operating activities	$(25,966)	$(19,166)
Net cash used in investing activities	(18,087)	(253)
Net cash used in financing activities	(110)	(2,039)
Net decrease in cash and cash equivalents	$(44,163)	$(21,458)

Operating Activities

During the six months ended June 30, 2019, operating activities used $26.0 million of cash, resulting from our net loss of $26.3 million and net cash used by changes in operating assets and liabilities of $0.5 million, offset by non-cash charges of $0.8 million. Net cash used by changes in operating assets and liabilities for the six months ended June 30, 2019 consisted of a $3.4 million increase in prepaid expenses and a $0.6 million decrease in accounts payable. These uses of cash were partially offset by a $3.3 million increase in accrued expenses and other current liabilities.

During the six months ended June 30, 2018, operating activities used $19.2 million of cash, resulting from our net loss of $16.4 million and net cash used for changes in operating assets and liabilities of $3.3 million, partially offset by non-cash charges of $0.6 million. Net cash used for changes in operating assets and liabilities for the six months ended June 30, 2018 consisted of a $1.8 million increase in grants receivable, a $1.4 million increase in prepaid expenses and other assets and a $0.8 million decrease in accrued expenses and other current liabilities. These were partially offset by a $0.7 million increase in accounts payable.

Investing Activities

During the six months ended June 30, 2019, net cash used in investing activities was $18.1 million, consisting of $25.1 million used to purchase short-term investments, offset by $7.0 million provided by proceeds from maturities of short-term investments.

During the six months ended June 30, 2018, net cash used in investing activities was $0.3 million, consisting of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2019, net cash used by financing activities was $0.1 million, which consisted primarily of payments of initial public offering costs.

During the six months ended June 30, 2018, net cash used in financing activities was $2.0 million, which consisted of payments of initial public offering costs.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019.  Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus that forms a part of our Registration Statement, which was filed with the SEC pursuant to Rule 424 on September 26, 2018. As of June 30, 2019, we consumed approximately $41.7 million of net proceeds from the IPO, primarily to advance SUL-DUR and ETX0282CPDP through clinical trials and manufacture drug supply, and for working capital and general corporate purposes. We invested the remaining funds received in cash equivalents and other marketable securities in accordance with our investment policy.

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

Company Name

Date: August 12, 2019	By:	/s/ Manoussos Perros, Ph.D.
Manoussos Perros, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2019	By:	/s/ Michael Gutch, Ph.D.
Michael Gutch, Ph.D.
Chief Financial Officer and Chief Business Officer
(Principal Financial and Accounting Officer)