Form 10-Q
period 2019-09-30
Entasis Therapeutics Holdings Inc.
filed 2019-11-14
CIK 1724344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 11, 2019, the registrant had 13,291,563 shares of common stock, $0.001 par value per share, outstanding.

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

Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A, “Risk Factors,” in our most recent Annual Report on Form 10-K and those set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future growth. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per‑share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$15,301	$49,360
Short-term investments	33,509	35,732
Accounts receivable	7,000	—
Grants receivable	1,320	1,706
Prepaid expenses and other current assets	3,992	1,994
Total current assets	61,122	88,792
Property and equipment, net	370	419
Operating lease right-of-use assets	1,732	—
Other assets	63	63
Total assets	$63,287	$89,274
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$948	$1,370
Accrued expenses and other current liabilities	5,985	4,846
Total current liabilities	6,933	6,216
Operating lease liabilities, net of current portion	1,460	—
Deferred rent	—	175
Total liabilities	8,393	6,391
Commitments (Notes 5 and 11)
Stockholders’ equity:
Common stock, par value $0.001; 125,000,000 shares authorized and 13,134,538 and 13,124,842 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	13	13
Additional paid-in capital	174,776	172,988
Accumulated other comprehensive income (loss)	22	(9)
Accumulated deficit	(119,917)	(90,109)
Total stockholders’ equity	54,894	82,883
Total liabilities and stockholders’ equity	$63,287	$89,274

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$7,000	$—	$7,000	$5,000
Operating expenses:
Research and development	7,606	8,086	29,286	26,115
General and administrative	3,521	2,075	10,130	7,840
Total operating expenses	11,127	10,161	39,416	33,955
Loss from operations	(4,127)	(10,161)	(32,416)	(28,955)
Other income:
Grant income	634	1,669	1,835	4,507
Interest income	332	19	1,240	47
Total other income	966	1,688	3,075	4,554
Loss before income taxes	(3,161)	(8,473)	(29,341)	(24,401)
Provision for income taxes	324	—	467	472
Net loss	(3,485)	(8,473)	(29,808)	(24,873)
Dividends declared	—	(9,142)	—	(9,142)
Net loss attributable to common stockholders—basic and diluted	$(3,485)	$(17,615)	$(29,808)	$(34,015)
Net loss per share —basic and diluted	$(0.27)	$(20.33)	$(2.27)	$(113.22)
Weighted average common stock outstanding—basic and diluted	13,134,538	866,641	13,130,837	300,435

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Other comprehensive loss:
Net loss	$(3,485)	$(17,615)	$(29,808)	$(34,015)
Net unrealized (loss) gain on investments held	(32)	—	31	—
Comprehensive loss	$(3,517)	$(17,615)	$(29,777)	$(34,015)

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands, except share data)

Three Months Ended September 30, 2019			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of June 30, 2019	13,134,538	$13	$174,205	$54	$(116,432)	$57,840
Stock-based compensation expense	—	—	571	—	—	571
Unrealized loss on investments held	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	(3,485)	(3,485)
Balances as of September 30, 2019	13,134,538	$13	$174,776	$22	$(119,917)	$54,894

Nine Months Ended September 30, 2019			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2018	13,124,842	$13	$172,988	$(9)	$(90,109)	$82,883
Stock-based compensation expense	—	—	1,748	—	—	1,748
Exercise of stock options	9,696	—	40	—	—	40
Unrealized gain on investments held	—	—	—	31	—	31
Net loss	—	—	—	—	(29,808)	(29,808)
Balances as of September 30, 2019	13,134,538	$13	$174,776	$22	$(119,917)	$54,894

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands, except share data)

Three Months Ended September 30, 2018	Redeemable Convertible Preferred Stock										Additional		Total
	A		B		B-1 A		B-1 B		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of June 30, 2018	33,499,900	$23,866	25,000,000	$24,550	42,372,882	$24,423	54,067,796	$31,874	12,639	$—	$1,840	$(73,557)	$(71,717)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	333	—	333
Conversion of preferred stock into common stock upon initial public offering	(33,499,900)	(23,866)	(25,000,000)	(24,550)	(42,372,882)	(24,423)	(54,067,796)	(31,874)	8,084,414	8	104,705	—	104,713
Issuance of common stock upon initial public offering, net of issuance costs of $9,376	—	—	—	—	—	—	—	—	5,000,000	5	65,619	—	65,624
Exercise of stock options	—	—	—	—	—	—	—	—	908	—	3	—	3
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,473)	(8,473)
Balances as of September 30, 2018	—	$—	—	$—	—	$—	—	$—	13,097,961	$13	$172,500	$(82,030)	$90,483

Nine Months Ended September 30, 2018	Redeemable Convertible Preferred Stock										Additional		Total
	A		B		B-1 A		B-1 B		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of December 31, 2017	33,499,900	$23,866	25,000,000	$24,550	42,372,882	$24,423	54,067,796	$31,874	12,639	$3	$1,377	$(57,170)	$(55,790)
ASU 2018-07 modified retrospective adjustment	—	—	—	—	—	—	—	—	—	—	(13)	13	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	806	—	806
Reorganization adjustment	—	—	—	—	—	—	—	—	—	(3)	3	—	—
Conversion of preferred stock into common stock upon initial public offering	(33,499,900)	(23,866)	(25,000,000)	(24,550)	(42,372,882)	(24,423)	(54,067,796)	(31,874)	8,084,414	8	104,705	—	104,713
Issuance of common stock upon initial public offering, net of issuance costs of $9,376	—	—	—	—	—	—	—	—	5,000,000	5	65,619	—	65,624
Exercise of stock options	—	—	—	—	—	—	—	—	908	—	3	—	3
Net loss	—	—	—	—	—	—	—	—	—	—	—	(24,873)	(24,873)
Balances as of September 30, 2018	—	$—	—	$—	—	$—	—	$—	13,097,961	$13	$172,500	$(82,030)	$90,483

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(29,808)	$(24,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	110	125
Stock-based compensation expense	1,748	806
Amortization and accretion of investments	(596)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,000)	—
Grants receivable	386	(2,208)
Prepaid expenses and other assets	(3,731)	(1,896)
Accounts payable	(385)	536
Accrued expenses and other current liabilities	2,750	(386)
Deferred rent	(175)	109
Net cash used in operating activities	(36,701)	(27,787)
Cash flows from investing activities:
Purchases of property and equipment	(98)	(322)
Proceeds from maturities of short-term investments	37,820	—
Purchases of short-term investments	(34,970)	—
Net cash provided by (used in) investing activities	2,752	(322)
Cash flows from financing activities:
Proceeds from exercise of stock options	40	3
Proceeds from initial public offering, net of issuance costs paid in the period	—	67,026
Payments of initial public offering costs	(150)	—
Net cash (used in) provided by financing activities	(110)	67,029
Net (decrease) increase in cash and cash equivalents	(34,059)	38,920
Cash and cash equivalents at beginning of the period	49,360	55,101
Cash and cash equivalents at end of the period	$15,301	$94,021
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,105
Conversion of preferred stock to common stock upon initial public offering	$—	$104,713

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

During 2018, Entasis Limited completed a corporate reorganization (the “Reorganization”). In March 2018 Entasis Limited formed Entasis Therapeutics Holdings Inc., a Delaware corporation, with nominal assets and liabilities for the purpose of consummating the Reorganization. The existing shareholders of Entasis Limited exchanged each of their classes of shares of Entasis Limited for the same number and classes of common stock and preferred stock of Entasis Therapeutics Holdings Inc. on a one‑to‑one basis. The newly issued stock of Entasis Therapeutics Holdings Inc. has substantially identical rights to the exchanged shares of Entasis Limited. As a result of the exchange, Entasis Therapeutics Holdings Inc. became the sole shareholder of Entasis Limited. Upon the completion of the Reorganization on April 23, 2018, the historical consolidated financial statements of Entasis Limited became the historical consolidated financial statements of Entasis Therapeutics Holdings Inc.

On September 28, 2018, the Company completed an initial public offering of its common stock, in which the Company issued and sold 5,000,000 shares of common stock at a price to the public of $15.00 per share. The aggregate net proceeds to the Company from the initial public offering were approximately $65.6 million after deducting underwriting discounts and commissions, and offering expenses payable by the Company. Upon the completion of the Company’s initial public offering, all of the outstanding shares of redeemable convertible preferred stock of the Company, including accrued dividends, automatically converted into 8,084,414 shares of the Company’s common stock. In September 2018, the Company also effected a 1-for-20.728 reverse stock split of its issued and outstanding common stock. All of the historical share and per share information shown in these consolidated financial statements and related notes have been retroactively adjusted to give effect to the reverse stock split.

Risks and Uncertainties

As of September 30, 2019, the Company had $48.8 million in cash, cash equivalents and short-term investments, and an accumulated deficit of $119.9 million. Since its inception through September 30, 2019, the Company has funded its operations primarily with proceeds from the sale of redeemable convertible preferred stock and the sale of its common stock. The Company has also either directly received funding or financial commitments from, or has had its program activities conducted and funded by, United States (“U.S.”) government agencies and non-profit entities. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt, equity financing, strategic collaborations, or partnerships. The Company believes its existing cash, cash equivalents and short-term investments, together with earned milestones from the Zai Lab partnership will enable it to fund its operating expenses and capital requirements through one year from the date of this filing.

The Company is subject to a number of risks common to other life science companies, including, but not limited to, raising additional capital, development by its competitors of new technological innovations, risk of failure in preclinical and clinical studies, safety and efficacy of its product candidates in clinical trials, risk of relying on external parties such as contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), the

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

regulatory approval process, market acceptance of the Company’s products once approved, lack of marketing and sales history, dependence on key personnel, and protection of proprietary technology. The Company’s therapeutic programs are currently pre-commercial, spanning discovery through late development and will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization of any product candidates. These efforts require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance-reporting capabilities. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales or achieve profitability.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2018 and the notes thereto, which are included in the Company’s most recent Annual Report on Form 10-K. Since the date of those consolidated financial statements, there have been no material changes to its significant accounting policies, apart from the adoption of FASB ASC Topic 842, Leases, effective January 1, 2019, as described below.

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

The accompanying consolidated financial statements include the Company’s accounts and those of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the recognition of revenue, the recognition of research and development expenses and the valuation of common stock options used in the determination of stock-based compensation expense. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from the Company’s estimates.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted the requirements under the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification 842,  Leases (“ASC 842”) using the cumulative effect adjustment transition option.  Comparative periods have not been restated. This standard requires entities that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet. The Company elected the available package of practical expedients which allows it to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of its leases, and the treatment of initial direct costs. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. ASC 842 was issued in order to increase transparency and comparability of financial reporting related to leasing arrangements. The main difference between previous U.S. GAAP (ASC 840) and ASC 842 is the recognition of right-of-use lease assets and lease liabilities by lessees for those leases that were classified as operating leases under ASC 840. At January 1, 2019, the Company recorded right-of-use assets of $2.1 million and operating lease liabilities of $2.2 million. Adoption of the standard did not have a material impact on the consolidated statements of operations.  For additional information regarding how the Company is accounting for leases under ASC  842, refer to Note 5, Leases.

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

3. Short-Term Investments

The following table summarizes the amortized cost and estimated fair value of the Company’s marketable securities, which are considered to be available-for-sale investments and are included in short-term investments on the consolidated balance sheets:

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Balance as of September 30, 2019:
U.S. government-sponsored enterprise securities	$6,091	$3	$—	$6,094
U.S. Treasury securities	27,396	19	—	27,415
Total	$33,487	$22	$—	$33,509

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Balance as of December 31, 2018:
U.S. government-sponsored enterprise securities	$6,059	$—	$—	$6,059
U.S. Treasury securities	29,680	—	(7)	29,673
Total	$35,739	$—	$(7)	$35,732

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the tables above. As of September 30, 2019 and December 31, 2018, all short-term investments have contractual maturities within one year.

4. Fair Value of Financial Instruments

The following tables set forth the Company’s assets that were accounted for at fair value on a recurring basis:

	September 30, 2019
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$13,146	$—	$—	$13,146
Short-term investments:
U.S. government-sponsored enterprise securities	—	6,094	—	6,094
U.S. Treasury securities	27,415	—	—	27,415
Total	$40,561	$6,094	$—	$46,655

	December 31, 2018
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$18,609	$—	$—	$18,609
U.S. Treasury securities	19,964	—	—	19,964
Short-term investments:
U.S. government-sponsored enterprise securities	—	6,059	—	6,059
U.S. Treasury securities	29,673	—	—	29,673
Total	$68,246	$6,059	$—	$74,305

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

The Company uses the carrying amounts of its cash equivalents, grants receivable, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses to approximate their fair value due to the short-term nature of these amounts.

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

The Company determined that it held one significant operating lease as of January 1, 2019, consisting of 20,062 square feet of office and laboratory space in Waltham, Massachusetts that expires in December 2022 pursuant to a May 2015 lease with AstraZeneca (“AZ lease”), as amended in February 2018. During the three months ended September 30, 2019 and 2018, the Company recorded lease expense of $0.2 million related to this lease. During the nine months ended September 30, 2019 and 2018, the Company recorded lease expense of $0.5 million related to this lease. The Company has two additional operating leases that are included in its lease accounting which are not considered significant.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheet (in thousands):

As of
September 30, 2019
Assets
Operating lease right-of-use assets	$1,732

Liabilities
Operating lease liabilities	$472
Operating lease liabilities, net of current portion	1,460
Total operating lease liabilities	$1,932

The operating lease right-of-use assets and operating lease liabilities balances relate primarily to amounts associated with the AZ lease. Future minimum lease payments under non-cancelable leases as of September 30, 2019, were as detailed below (in thousands):

Fiscal Year	As of September 30, 2019
2019 (remaining 3 months)	$151
2020	663
2021	717
2022	737
2023	1
Total undiscounted lease payments	2,269
Less: imputed interest	(337)
Total operating lease liabilities	$1,932

As of September 30, 2019, the weighted average remaining lease term was 3.2 years and the weighted average incremental borrowing rate used to determine the operating lease right-of-use assets was 9.1%.

ASC 840 Disclosures

Future minimum lease payments under non-cancelable leases as of December 31, 2018, were as detailed below (in thousands):

Fiscal Year	As of December 31, 2018
2019	$597
2020	656
2021	710
2022	730
Total future minimum lease payments	$2,693

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued compensation and benefits	$1,625	$1,526
Accrued contract manufacturing	1,395	1,003
Accrued tax	993	—
Accrued clinical	576	752
Accrued professional services	251	672
Accrued research	126	364
Current portion of operating lease liabilities	472	—
Other	547	529
Total accrued expenses and other current liabilities	$5,985	$4,846

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

The Company recognized no grant income during the three months ended September 30, 2019 and $0.1 million during the three months ended September 30, 2018 in connection with the USAMRAA grant. The Company recognized $37,000 and $0.4 million during the nine months ended September 30, 2019 and 2018, respectively, in connection with the USAMRAA grant. The Company received $0.2 million and $0.7 million of payments under the grant during the nine months ended September 30, 2019 and 2018, respectively. The Company recorded a receivable to reflect unreimbursed, eligible costs incurred under the grant in the amount of $0.2 million as of December 31, 2018.  The Company received the final reimbursement payment under this grant in May 2019, therefore no receivable for unreimbursed costs was required as of September 30, 2019.

In March 2017 and October 2017, the Company entered into funding arrangements with the Trustees of Boston University to utilize funds from the U.S. government through the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB‑X”) program, in support of our ETX0282 and NBP programs. In September 2019 the funding arrangements were amended to increase the amount of specified research expenditures of the Company that could be covered from $16.4 million to up to $16.8 million from April 2017 through September 2021.

The Company recognized grant income in connection with the CARB-X agreements of $0.6 million and $1.5 million during the three months ended September 30, 2019 and 2018, respectively and $1.8 million and $4.1 million during the nine months ended September 30, 2019 and 2018, respectively. The Company received $2.0 million and $1.9 million of payments under the grants during the nine months ended September 30, 2019 and 2018, respectively. The Company recorded a receivable to reflect unreimbursed, eligible costs incurred under the CARB-X agreements in the amount of $1.3 million and $1.5 million as of September 30, 2019 and December 31, 2018, respectively.

8. License and Collaboration Agreements

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

GARDP

In July 2017, the Company entered into a collaboration agreement with the Global Antibiotic Research and Development Partnership, or GARDP, for the development, manufacture and commercialization of the product candidate zoliflodacin in certain countries. The Phase 3 clinical trial was initiated in September 2019.

NIAID

The Company has ongoing zoliflodacin program activities conducted and funded by the U.S. government through its arrangements with the U.S. National Institute of Allergy and Infectious Diseases, or NIAID.

Zai Lab

In April 2018, the Company entered into a license and collaboration agreement with Zai Lab (Shanghai) Co., Ltd., or Zai Lab, pursuant to which Zai Lab licensed exclusive rights to durlobactam (formerly ETX2514) and sulbactam-durlobactam, or SUL-DUR (formerly ETX2514SUL) in the Asia‑Pacific region (the “Zai Agreement”). Under the terms of the Zai Agreement, Zai Lab will fund most of the Company’s clinical trial costs in China for SUL-DUR, including all costs in China for the Company’s Phase 3 clinical trial of SUL-DUR, with the exception of Phase 3 patient drug supply. Zai Lab will conduct development activities, plan and obtain regulatory approval in a specified number of countries in the Asia‑Pacific region beyond China after regulatory approval of a licensed product in China. Zai Lab is also solely responsible for commercializing licensed products in the Asia‑Pacific region and will commercialize licensed products for which it has obtained regulatory approval. The Company is obligated to conduct specified development activities for the Asia‑Pacific region. The Company is also obligated to supply Zai Lab with the licensed products for clinical development, although Zai Lab may take over manufacturing responsibilities for its own commercialization activities within a specified time period following the effective date of the Zai Agreement. Both parties are prohibited from developing and commercializing products in the Asia‑Pacific region that would compete with the licensed products.

The Company received an upfront, non‑refundable payment of $5.0 million, $0.6 million of research support funding and $0.3 million of certain other reimbursable clinical trial costs, less applicable taxes of $0.8 million from Zai Lab through September 2019. The Company is eligible to receive up to an aggregate of $98.0 million in additional research and development support payments and development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products, including $7.0 million recorded within accounts receivable as of September 30, 2019 related to the achievement of certain milestones during the three months ended September 30, 2019. In the event the China Food and Drug Administration requires a modification or supplement to the trial protocol, and the Company delays Zai Lab from proceeding with such modified protocol and subsequently obtaining regulatory approval for the pivotal study of SUL-DUR in China, then the future sales‑based milestone payments that become due to the Company will be reduced by an agreed upon amount that increases with the length of the delay. Zai Lab will pay the Company a tiered royalty equal to a high‑single digit to low‑double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory.

The Company determined the $5.0 million non‑refundable upfront payment is the entire transaction price at the outset of the Zai Agreement. All other future potential milestone payments were excluded from the transaction price as they were fully constrained as the risk of significant reversal had not yet been resolved.  The achievement of future potential milestones was not within the Company’s control and is subject to certain research and development success, regulatory approvals or commercial success and therefore carries significant uncertainty. The Company reevaluates the likelihood of achieving future milestones at the end of each reporting period. Future development milestone revenue

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

from the arrangement is recognized as revenue in the period in which it is no longer probable that revenue attributable to the milestone will result in a significant reversal of cumulative revenue.

The Company delivered the exclusive license and performed the initial technology transfer of licensed know-how prior to September 30, 2018 and recognized the entire $5.0 million transaction price as revenue during the nine months ended September 30, 2018.  Payments received for research support and reimbursable clinical trial costs are recorded as an offset to research and development expense during the period in which the qualifying expenses are incurred. During the three and nine months ended September 30, 2019, the Company recognized $7.0 million of revenue under the Zai Agreement associated with the achievement of certain milestones during the three months ended September 30, 2019.  The associated receivable is presented within accounts receivable on the consolidated balance sheet as of September 30, 2019.

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

In September 2018, the Company’s board of directors adopted, and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective on September 25, 2018, at which point no further grants will be made under the 2015 Stock Incentive Plan (the “2015 Plan”). Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of September 30, 2019, options to purchase an aggregate of 1,160,106 shares had been granted and 653,912 shares were available for future issuance under the 2018 Plan.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Stock Option Activity

Stock option activity under both plans during the nine months ended September 30, 2019 is summarized as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value (in thousands)
Outstanding as of December 31, 2018	1,375,730	$6.54	8.66	$426
Granted	917,000	5.92
Exercised	(9,696)	4.08
Cancelled or forfeited	(98,530)	6.81
Outstanding as of September 30, 2019	2,184,504	$6.28	8.54	$1,831

Vested or expected to vest as of September 30, 2019	2,184,504	$6.28	8.54	$1,831
Exercisable as of September 30, 2019	728,538	$5.42	7.49	$1,036

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

During the nine months ended September 30, 2019, the weighted-average grant date fair value per granted option was $4.07.

Employee Stock Purchase Plan

In September 2018, the Company’s board of directors and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of September 25, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 140,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2019 and ending in 2028, in each case subject to the approval of the board of directors, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 250,000 shares; provided, that prior to the date of any such increase, the board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Pursuant to the terms of the 2018 Employee Stock Purchase Plan, an additional 131,248 shares were added to the number of available shares effective January 1, 2019. As of September 30, 2019, no shares of common stock had been issued under the ESPP and 271,248 shares remained available for future issuance under the ESPP. No offering period under the ESPP has been set by the Company’s board of directors.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Stock‑Based Compensation

Stock‑based compensation expense was classified in the consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$212	$128	$635	$307
General and administrative	359	205	1,113	499
Total stock-based compensation expense	$571	$333	$1,748	$806

As of September 30, 2019, total unrecognized stock‑based compensation expense related to unvested options was $5.8 million, which is expected to be recognized over the weighted average period of approximately 2.7 years. The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

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

Options to purchase 2,184,504 and 1,405,275 shares of common stock were excluded from the calculation of net loss per share as of September 30, 2019 and 2018, respectively, due to their anti-dilutive effect.

11. Commitments

Lease Commitments

The Company has an operating lease agreement for its office and laboratory space with AstraZeneca. See Note 5,  Leases, for additional information.

A Subscription Agreement

In connection with the A Subscription Agreement, the Company agreed to pay AstraZeneca a one‑time milestone payment of $5.0 million within three months of achieving a specified cumulative net sales milestone for durlobactam. This milestone payment will be automatically waived should the Company’s common stock trade on The Nasdaq Global Market at or above a specified price at any time prior to achieving such specified cumulative net sales milestone for durlobactam. The Company is also obligated to pay AstraZeneca a one‑time milestone payment of $10.0 million within two years of achieving the first commercial sale of zoliflodacin. At the Company’s election, either milestone payment may be paid in cash, common stock, or a combination of cash and common stock. Additionally, the Company is obligated to pay AstraZeneca tiered, single‑digit, per‑country royalties on the annual worldwide net sales of durlobactam and zoliflodacin.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

12. Related Party Transactions

AstraZeneca

The Company was formed in May 2015 as a wholly owned subsidiary of AstraZeneca.  Prior to the closing of the initial public offering on September 28, 2018, AstraZeneca was the sole A Preferred Stockholder. Upon the closing of the initial public offering, all shares of preferred stock converted into shares of common stock. AstraZeneca continues to maintain an ownership interest in the Company. The Company has an operating lease agreement for its office and laboratory space with AstraZeneca. See Note 5, Leases, for additional information.

Pharmaron Beijing Co., Ltd. (China)

The Company contracts with Pharmaron Beijing Co., Ltd. (China), or Pharmaron, to provide various medicinal chemistry research and manufacturing development services related to the Company’s ongoing product candidates. The Company began utilizing Pharmaron as a service provider prior to the spin-out in 2015 (see Note 1), and this relationship has continued into 2019. In 2019, the Senior Vice President of Strategic Partnerships at Pharmaron began sharing a household with the Company’s Chief Executive Officer, and as a result the Company now considers the agreements between the Company and Pharmaron to be related-party transactions. The Company recorded expense of $1.1 million and $5.3 million during the three and nine months ended September 30, 2019, respectively, for services rendered pursuant to multiple Pharmaron agreements. Amounts due to Pharmaron were $0.5 million as of September 30, 2019.

13. Subsequent Events

Aspire Common Stock Purchase Agreement

In October 2019, the Company entered into a common stock purchase agreement (the “CSPA”) with Aspire Capital Fund, LLC (“Aspire”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire is committed to purchase up to an aggregate of $20.0 million of shares of the Company’s common stock over the 30-month term of the CSPA. Under the CSPA, on any trading day selected by the Company on which the closing price of its common stock is equal to or greater than $0.25 per share, the Company has the right, in its sole discretion, to present Aspire with a purchase notice directing Aspire to purchase up to 50,000 shares of common stock per business day, at a purchase price equal to the lesser of the lowest sale price of common stock on the purchase date, or the arithmetic average of the three lowest closing sale prices during the 10 consecutive business days ending on the trading day immediately preceding the purchase date.  The Company and Aspire also may mutually agree to increase the number of shares that may be sold to as much as 2,000,000 shares per business day.

In addition, on any date on which the Company submits a purchase notice to Aspire in an amount equal to 50,000 shares, the Company also has the right, in its sole discretion, to present Aspire with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares the Company may determine.  The purchase price per share pursuant to such VWAP Purchase Notice is generally 97% of the volume-weighted average price for the Company’s common stock traded on its principal market on the VWAP Purchase Date.

The Company controls the timing and amount of any sales to Aspire, and is not limited with respect to use of proceeds or by any financial or business covenants, restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the CSPA. The CSPA may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire has no trading volume requirements or restrictions, and has no right to require any sales by the Company but is obligated to make purchases as directed by the Company in accordance with the CSPA. Aspire has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of common stock during any time prior to the termination of the CSPA.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The CSPA further provides that the number of shares that may be sold pursuant to the CSPA will be limited to 2,626,165 shares, including the Commitment Shares, which represents 19.99% of the Company’s outstanding shares of Common Stock as of October 21, 2019, unless stockholder approval is obtained to issue more than 19.99%. This limitation will not apply under certain circumstances specified in the CSPA.  As of November 13, 2019, 50,000 shares have been purchased by Aspire pursuant to the CSPA.

As consideration for Aspire’s obligation under the CSPA, the Company issued 104,167 shares of common stock to Aspire as a commitment fee (“Commitment Shares”). This $0.6 million commitment fee and $0.1 million in other transaction costs will be deferred and charged against the gross proceeds received upon exercise by the Company as costs of equity financing within additional paid in capital.

Concurrently with entering into the CSPA, the Company also entered into a registration rights agreement with Aspire, pursuant to which the Company filed with the SEC a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (File No. 333-234041), registering all of the shares of common stock that may be offered to Aspire from time to time under the CSPA, including the Commitment Shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q.

This discussion contains certain forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward- looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A of Part I under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (SEC) on March 29, 2019, and those discussed in Item 1A of Part II under the heading “Risk Factors” in this Quarterly Report on Form 10-Q. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and except as required by law, we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

Zoliflodacin is a novel orally administered molecule that inhibits bacterial gyrase, an essential enzyme in bacterial reproduction, targeting Neisseria gonorrhoeae, the bacterial pathogen responsible for gonorrhea. Intramuscular ceftriaxone now represents the last-resort treatment option for gonorrhea, although resistant strains are beginning to emerge. We believe that there is a growing unmet need for an oral antibiotic, that will reliably treat patients with gonorrhea, including multidrug-resistant gonorrhea. The Phase 3 clinical trial will is being funded by our nonprofit collaborator, the Global Antibiotic Research and Development Partnership, or GARDP, and was initiated in September 2019 with data expected in 2021.

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

Since our inception in May 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery and development activities for our programs and planning for potential commercialization. We do not have any products approved for sale and therefore have not generated any revenue from product sales. As of September 30, 2019, we have funded our operations primarily with net cash proceeds of $104.2 million from the sale of our preferred stock and net cash proceeds of approximately $65.6 million from the sale of common stock in our initial public offering, or IPO. We have also either directly received funding or financial commitments from, or have had our program activities conducted and funded by, the U.S. government through our arrangements with the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program, or CARB-X, and the U.S. Department of Defense. We have also received non-profit awards from GARDP, and an upfront payment from our license and collaboration agreement with Zai Lab (Shanghai), Co., Ltd., or Zai Lab.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $29.9 million and $33.0 million for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $119.9 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

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

Funding Arrangements

In December 2016, we entered into a funding arrangement with the U.S. Army Medical Research Acquisition Activity, or USAMRAA, a division of the U.S. Department of Defense, through which we received a grant. This grant covered funding for up to $1.1 million of specified research expenditures incurred from December 2016 through June 2019, or the performance period. Specified research expenditures are the reimbursable expenses associated with agreed upon activities needed to advance the research project supported by the grant. These expenditures can include internal labor, laboratory supplies and equipment, travel, consulting and third-party vendor research and development support costs. We received the final reimbursement payment for this grant in May 2019.  Through September 30, 2019, we have recorded $1.1 million of grant income and we have received payments of $1.1 million under this grant.

In March 2017 and October 2017, we entered into funding arrangements with the Trustees of Boston University to utilize funds from the U.S. government, through the CARB-X program, in support of our ETX0282 and NBP programs. These funding arrangements could cover up to $16.8 million of our specified research expenditures from April 2017 through September 2021. Through September 30, 2019, we have recorded $7.5 million of grant income and we have received $6.4 million of payments under this grant.

In July 2017, we entered into a collaboration agreement with GARDP for the development and commercialization of the product candidate zoliflodacin in certain countries. Under the terms of the collaboration agreement, GARDP will fully fund the ongoing Phase 3 clinical trial, including the manufacture and supply of zoliflodacin, in uncomplicated gonorrhea.

In April 2018, we entered into a license and collaboration agreement with Zai Lab, pursuant to which Zai Lab licensed exclusive rights to durlobactam and SUL-DUR in the Asia-Pacific region. Under the terms of the agreement,

Zai Lab will fund most of our clinical trial costs in China for SUL-DUR, including all costs in China for our Phase 3 clinical trial of SUL-DUR, with the exception of Phase 3 patient drug supply. Through September 30, 2019, we have received net payments of $5.0 million, representing the $5.0 million upfront payment, $0.6 million of research support payments and $0.3 million of certain other reimbursable clinical trial costs, less applicable taxes, from Zai Lab.  The $5.0 million upfront payment and the $7.0 million of milestones reached during 2019 have resulted in $12.0 million of revenue recognized under the agreement through September 30, 2019.

Components of Results of Operations

Revenue

All of our revenue has been derived from our license and collaboration arrangement with Zai Lab.  To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from the sale of products in the near future.  If our development efforts for our product candidates and preclinical program are successful and result in regulatory approval, we may generate revenue in the future from product sales.

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

To date, substantially all of our research and development expenses have been related to the preclinical and clinical development of our product candidates and preclinical program. The following table shows our research and development expenses by development program and type of activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Direct research and development expenses by program:
Durlobactam	$3,573	$4,127	$17,750	$12,719
ETX0282	414	964	1,269	4,480
Zoliflodacin	31	34	74	69
Other preclinical programs	581	666	1,637	1,637
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	2,460	1,717	6,832	5,362
Facilities, supplies and other	547	578	1,724	1,848
Total research and development expenses	$7,606	$8,086	$29,286	$26,115

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. Additionally, as we now have an ongoing Phase 3 trial and are in the early stages of planning for potential product commercialization, we also anticipate incurring additional expenses related to increased headcount, for example, our hire of a Chief Commercial Officer in April 2019.  When we believe regulatory approval of a product candidate appears more likely, we anticipate further increases in payroll and other employee-related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing functions for that product candidate.

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

Results of Operations

Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,
	2019	2018	$ Change
	(in thousands)
Revenue	$7,000	$—	$7,000
Operating expenses:
Research and development	7,606	8,086	(480)
General and administrative	3,521	2,075	1,446
Total operating expenses	11,127	10,161	966
Loss from operations	(4,127)	(10,161)	6,034
Other income:
Grant income	634	1,669	(1,035)
Interest income	332	19	313
Total other income	966	1,688	(722)
Loss before income taxes	(3,161)	(8,473)	5,312
Provision for income taxes	324	—	324
Net loss	$(3,485)	$(8,473)	$4,988

Revenue

We recognized $7.0 million of revenue during the three months ended September 30, 2019 related to the achievement of certain milestones pursuant to our collaboration agreement with Zai Lab, and no revenue during the three months ended September 30, 2018.

Research and Development Expenses

Research and development expenses were $7.6 million during the three months ended September 30, 2019, compared to $8.1 million during the three months ended September 30, 2018. The decrease of $0.5 million was primarily due to a decrease of $0.6 million in expenses related to the advancement of our ETX0282CDPD product candidate, a decrease of $0.6 million in expense related to the advancement of our SUL-DUR product candidate and a decrease of $0.1 million in other preclinical expenses, offset by an increase of $0.7 million in personnel expenses associated with higher headcount, higher salaries and higher stock-based compensation expense resulting from options granted during the year ended December 31, 2018 and the nine months ended September 30, 2019. The decrease of $0.6 million in expenses related to the advancement of our ETX0282CPDP product candidate was primarily due to decreases of $0.4 million in preclinical expenses and $0.2 million in drug manufacturing costs. The decrease in expenses of $0.6 million associated with the advancement of our SUL-DUR product candidate was primarily due to a decrease of $1.4 million in drug manufacturing costs and a decrease of $0.1 million in preclinical expenses, offset by an increase of $0.9 million in clinical development costs.

General and Administrative Expenses

General and administrative expenses were $3.5 million during the three months ended September 30, 2019, compared to $2.1 million during the three months ended September 30, 2018.  The increase of $1.4 million was driven by an increase of $0.7 million in personnel expenses associated with higher headcount, higher salaries and higher stock-based compensation expense resulting from options granted during the year ended December 31, 2018 and the nine months ended September 30, 2019, an increase of $0.4 million related to value-added taxes associated with revenue recognized during the three months ended September 30, 2019, and an increase of $0.2 million in insurance expenses associated with operating as a public company.

Other Income

Other income was $1.0 million during the three months ended September 30, 2019, compared to $1.7 million during the three months ended September 30, 2018. The decrease of $0.7 million was due to a decrease of $1.0 million in grant income associated with our grant agreements with the CARB-X and USAMRAA programs, offset by an increase in interest income of $0.3 million.

Provision for Income Taxes

Provision for income taxes was $0.3 million during the three months ended September 30, 2019, compared to no provision during the three months ended September 30, 2018. The $0.3 million increase was due to the timing of payments received as a result of milestone achievements in connection with our ongoing license and collaboration agreement with Zai Lab. Our losses before income taxes were generated in the United States and the United Kingdom.  Consistent with all prior periods, the Company did not record any income tax benefit for its operating losses due to the uncertainty regarding future taxable income.  Accordingly, a full valuation allowance has been established against the deferred tax assets as of September 30, 2019.

Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,
	2019	2018	$ Change
	(in thousands)
Revenue	$7,000	$5,000	$2,000
Operating expenses:
Research and development	29,286	26,115	3,171
General and administrative	10,130	7,840	2,290
Total operating expenses	39,416	33,955	5,461
Loss from operations	(32,416)	(28,955)	(3,461)
Other income:
Grant income	1,835	4,507	(2,672)
Interest income	1,240	47	1,193
Total other income	3,075	4,554	(1,479)
Loss before income taxes	(29,341)	(24,401)	(4,940)
Provision for income taxes	467	472	(5)
Net loss	$(29,808)	$(24,873)	$(4,935)

Revenue

We recognized $7.0 million of revenue during the nine months ended September 30, 2019 compared to $5.0 million during the nine months ended September 30, 2018. The increase of $2.0 million is due to milestones achieved pursuant to the collaboration agreement with Zai Lab, which we entered into in April 2018.

Research and Development Expenses

Research and development expenses were $29.3 million during the nine months ended September 30, 2019, compared to $26.1 million during the nine months ended September 30, 2018. The increase of $3.2 million was primarily due to an increase of $5.0 million related to the advancement of our SUL-DUR product candidate and an increase of $1.5 million in personnel expenses associated with higher headcount, higher salaries and higher stock-based compensation expense resulting from options granted during the year ended December 31, 2018 and the nine months ended September 30, 2019; offset in part by a decrease of $3.2 million related to the advancement of our ETX0282CPDP product candidate. The increase of $5.0 million associated with the advancement of our SUL-DUR product candidate was primarily due to an increase of $4.7 million in clinical development costs and an increase of $0.5 million in drug manufacturing costs; offset by a decrease of $0.2 million in preclinical expenses. The decrease of $3.2 million of expenses related to the advancement of our ETX0282CPDP product candidate was primarily due to a decrease of $2.6 million in drug manufacturing costs and a decrease of $0.7 million in preclinical expenses.

General and Administrative Expenses

General and administrative expenses were $10.1 million during the nine months ended September 30, 2019, compared to $7.8 million during the nine months ended September 30, 2018. The $2.3 million increase was  driven by an increase of $2.1 million in personnel expenses associated with higher headcount, higher salaries and higher stock-based compensation expense resulting from options granted during the year ended December 31, 2018 and the nine months ended September 30, 2019, an increase of $0.5 million in insurance costs associated with operating as a public company, and an increase in $0.5 million in VAT tax. These increases were offset by a decrease of $0.9 million in legal fees primarily associated with the April 2018 corporate reorganization.

Other Income

Other income was $3.1 million during the nine months ended September 30, 2019, compared to $4.6 million during the nine months ended September 30, 2018. The $1.5 million decrease was due to a $2.7 million decrease in grant income associated with the CARB-X and USAMRAA programs, offset by an increase of $1.2 million in interest income.

Income Taxes

Provision for income taxes was $0.5 million during the nine months ended September 30, 2019 and 2018 and relates to milestones achieved pursuant to the collaboration agreement with Zai Lab. Our losses before income taxes were generated in the United States and the United Kingdom.  Consistent with all prior periods, the Company did not record any income tax benefit for its operating losses due to the uncertainty regarding future taxable income.  Accordingly, a full valuation allowance has been established against the deferred tax assets as of September 30, 2019.

Liquidity and Capital Resources

Overview

As of September 30, 2019, we had raised net cash proceeds of $104.2 million from the sale of redeemable convertible preferred stock and approximately $65.6 million of net proceeds from the sale of common stock in our IPO, which we have used to fund our operations. In addition, we have also either directly received funding or financial commitments from, or have had our program activities conducted and funded by, the U.S. government through our arrangements with NIAID, CARB-X, USAMRAA, and the U.S. Department of Defense. We have received non-profit awards from GARDP as well as certain reimbursable expenses, upfront and ongoing research support payments from Zai Lab. As of September 30, 2019, we had cash, cash equivalents and short-term investments of $48.8 million.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. Our net loss was $29.8 million during the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $119.9 million.

We believe that our existing cash, cash equivalents and short-term investments, together with earned milestones from the Zai Lab partnership will enable us to fund our operating expenses and capital expenditure requirements through one year from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Aspire Capital Equity Line of Credit

In October 2019, we entered into a common stock purchase agreement, or CSPA, with Aspire Capital Fund, or Aspire, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire is committed to purchase up to an aggregate of $20.0 million of shares of our common stock, or the Purchase Shares, over the 30-month term of the CSPA.  We filed with the SEC a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (File No. 333-234041), registering all of the shares of common stock that may be offered to Aspire from time to time under the CSPA.  As of November 13, 2019, 50,000 shares have been purchased by Aspire pursuant to the CSPA.  For additional information, see Note 13, Subsequent Events.

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

As a result, we will need substantial additional funding to support our continuing operations and to pursue our growth strategy. Until such time, if ever, when we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, our Aspire CSPA, government grants and collaboration, license and development agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to a third party to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our failure to raise capital as and when needed would compromise our ability to pursue our business strategy.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Net cash used in operating activities	$(36,701)	$(27,787)
Net cash provided by (used in) investing activities	2,752	(322)
Net cash provided by (used in) financing activities	(110)	67,029
Net increase (decrease) in cash and cash equivalents	$(34,059)	$38,920

Operating Activities

During the nine months ended September 30, 2019, operating activities used $36.7 million of cash, resulting from our net loss of $29.8 million and net cash used by changes in operating assets and liabilities of $8.2 million, offset by non-cash charges of $1.3 million. Net cash used by changes in operating assets and liabilities for the nine months ended September 30, 2019 consisted primarily of a $7.0 million increase in accounts receivable, a $3.7 million increase in prepaid expenses and other assets and a $0.4 million decrease in accounts payable. These uses of cash were partially offset by a $2.8 million increase in accrued expenses and other current liabilities and a $0.4 million decrease in grants receivable.

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

Investing Activities

During the nine months ended September 30, 2019, net cash provided by investing activities was $2.8 million, consisting primarily of net proceeds from maturities of short-term investments of $37.8 million, offset by purchases of short-term investments of $35.0 million.

During the nine months ended September 30, 2018, net cash used in investing activities was $0.3 million, consisting primarily of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2019, net cash used by financing activities was $0.1 million, which consisted primarily of payments of IPO costs.

During the nine months ended September 30, 2018, net cash provided by financing activities was $67.0 million, which consisted of proceeds from our IPO net of issuance costs paid during the period.

Contractual Obligations and Commitments

As a smaller reporting company, we are not required to provide the disclosure required by Item 303(a)(5) of Regulation S-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies, in the accompanying notes to our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019.  Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors.

There have been no material changes in risk factors discussed in Part I, Item 1A. Risk Factors in our most recent Annual Report filed on Form 10-K, except for the following additional risk factors:

Sales of our common stock to Aspire may cause substantial dilution to our existing stockholders and the sale of the shares of our common stock acquired by Aspire could cause the price of our common stock to decline.

It is anticipated that the Purchase Shares offered to Aspire pursuant to the CSPA will be sold over a period of up to 30 months from the date of the agreement. The number of shares ultimately offered for sale to Aspire is dependent upon the number of shares we elect to sell to Aspire under the CSPA. Depending upon market liquidity at the time, sales of shares of our common stock under the CSPA may cause the trading price of our common stock to decline.

After Aspire has acquired shares under the CSPA, it may sell all, some or none of those shares. Sales to Aspire by us pursuant to the CSPA may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to Aspire, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Aspire and the CSPA may be terminated by us at any time at our discretion without any cost to us.

We have a right to sell up to 50,000 Purchase Shares per day under our CSPA with Aspire, which total may be increased by mutual agreement up to an additional 2,000,000 Purchase Shares per day. The extent to which we rely on Aspire as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. The aggregate number of shares that we can sell to Aspire under the CSPA may in no case exceed 2,626,165 shares of our common stock (which is equal to approximately 19.99% of the common stock outstanding on the date of the CSPA), including the 104,167 shares of common stock issued to Aspire as a commitment fee, or the Exchange Cap, unless stockholder approval is obtained to issue more, in which case the Exchange Cap will not apply.

Future sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of shares of our common stock.

Sales of a substantial number of our shares of common stock in the public markets, or the perception that such sales could occur, could depress the market price of our shares of common stock and impair our ability to raise capital through the sale of additional equity securities. A substantial number of shares of common stock could be purchased by Aspire under the CSPA, and we cannot predict if and when Aspire may sell such shares in the public markets. We cannot predict the number of these shares that might be sold nor the effect that future sales of our shares of common stock would have on the market price of our shares of common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Our IPO

On September 28, 2018, we completed our IPO in which we issued and sold 5,000,000 shares of common stock at a price to the public of $15.00 per share, for gross proceeds of $75.0 million and net proceeds of approximately $65.6 million after deducting underwriting discounts and commissions and other offering expenses. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of our equity securities, or to their associates, or to our affiliates. The offer and sale of our shares were registered pursuant to a Registration Statement on Form S-1 (Registration No. 333 226920), which was declared effective on September 25, 2018, or the Registration Statement. Credit Suisse Securities (USA) LLC and BMO Capital Markets Corp. acted as lead book-running managers. SunTrust Robinson Humphrey, Inc. and Wedbush Securities Inc. acted as co-managers for the IPO. Shares of our common stock began trading on The Nasdaq Global Market on September 26, 2018.

There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus that forms a part of our Registration Statement, which was filed with the SEC pursuant to Rule 424 on September 26, 2018. As of September 30, 2019, we consumed approximately $53.3 million of net proceeds from the IPO, primarily to advance SUL-DUR and ETX0282CPDP through clinical trials and manufacture drug supply, and for working capital and general corporate purposes. We invested the remaining funds received in cash equivalents and other marketable securities in accordance with our investment policy.

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

4.3

Registration Rights Agreement, by and among the Company and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K (File no. 001-38670), filed with the SEC on October 21, 2019).

10.1

Common Stock Purchase Agreement of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K (File No. 001-38670), filed with the SEC on October 21, 2019).

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

Company Name

Date: November 14, 2019	By:	/s/ Manoussos Perros, Ph.D.
Manoussos Perros, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Michael Gutch, Ph.D.
Michael Gutch, Ph.D.
Chief Financial Officer and Chief Business Officer
(Principal Financial and Accounting Officer)