Form 10-K
period 2019-12-31
Entasis Therapeutics Holdings Inc.
filed 2020-03-11
CIK 1724344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated Filer	☐	Smaller Reporting Company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period  for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.)    Yes  ☐    No  ☒

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant was approximately $84.7 million, based on the closing price of the registrant’s common stock on The Nasdaq Global Market on June 28, 2019 of $6.45 per share. The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. The determination of affiliate status is not a determination for other purposes.

As of March 6, 2020, there were  13,291,563 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10‑K.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10‑K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10‑K. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative or plural of those terms, and similar expressions. Forward-looking statements include, but are not limited to, statements about:

•	our plans to develop and commercialize our product candidates;
•	the timing of execution of planned clinical trials and the availability of data from our clinical trials;
•

our expectation that the efficacy and safety data from our Phase 3 registration trials, if positive, will be sufficient to support submission of a new drug application, or NDA to the U.S. Food and Drug Administration, or FDA;

•	our ability to obtain grants or other government funding to develop our product candidates;
•	our ability to take advantage of benefits offered by current and pending legislation related to the development of products addressing antimicrobial resistance;
•	the timing of and our ability to file, obtain and maintain regulatory approvals for our product candidates;
•	the clinical utility of our product candidates and their potential advantages compared to other treatments;
•	our commercialization, marketing and distribution capabilities and strategy;
•	our ability to establish and maintain arrangements for the manufacture of our product candidates;
•	our ability to establish and maintain collaborations and to recognize the potential benefits of such collaborations;
•	our estimates regarding the market opportunities for our product candidates;
•	our intellectual property position and the duration of our patent rights;
•	our estimates regarding future expenses and capital requirements;
•	political, social and economic instability, natural disasters or public health epidemics in countries where we or our collaborators do business;
•	our ability to continue as a going concern; and
•	our estimated needs for, and ability to raise additional financing.

Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A, “Risk Factors,” herein and for the reasons described elsewhere in this Annual Report on Form 10‑K. These statements involve substantial known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievements to differ materially from those currently anticipated. Forward-looking statements are neither historical facts nor assurances of future performance.

 This Annual Report also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions.  Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

In this Annual Report on Form 10‑K, unless otherwise stated or as the context otherwise requires, references to “Entasis,” “the Company,” “we,” “us,” “our” and similar references refer to Entasis Therapeutics Holdings Inc. and its wholly owned subsidiaries. The trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners.

PART I

Item 1. BUSINESS

Overview

We are an advanced, clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel antibacterial products that address high unmet medical needs to treat serious infections caused by multidrug-resistant Gram-negative bacteria. Leveraging our targeted-design platform, our strategy is to discover and develop novel molecules that overcome mechanisms of antibiotic resistance in specific bacterial pathogens.

Our lead product candidate, sulbactam-durlobactam, or SUL-DUR, is a fixed-dose intravenous, or IV, combination of sulbactam, an IV β-lactam antibiotic, and durlobactam, a novel broad-spectrum intravenous β-lactamase inhibitor, or BLI, that we are developing for the treatment of pneumonia and bloodstream infections caused by carbapenem-resistant Acinetobacter baumannii, or Acinetobacter. Based on current carbapenem resistance rates, we estimate there are between 90,000 and 120,000 hospital-treated carbapenem-resistant Acinetobacter infections annually in the United States and Europe for which significant morbidity and mortality exists due to limited treatment options.  We initiated ATTACK (Acinetobacter Treatment Trial Against Colistin), our single Phase 3 registration trial in April 2019, with data readout expected in early 2021. This is a change from our previous guidance of a data readout in the second half of 2020 due to the coronavirus outbreak in countries where we are actively conducting the ATTACK registration trial. We believe that the data from the ATTACK trial, along with data from our other clinical trials of SUL-DUR, will be sufficient to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA.

Our second late-stage product candidate, zoliflodacin, is a novel orally administered molecule being developed for the treatment of uncomplicated gonorrhea. The bacterial pathogen responsible for gonorrhea is Neisseria gonorrhoeae, or N. gonorrhoeae, including multidrug-resistant strains. Intramuscular injections of ceftriaxone now represent the only U.S. Centers for Disease Control and Prevention, or CDC, recommended treatment option for the estimated 1.1 million annual cases of gonorrhea in the U.S. We believe there is a growing unmet need for a single-dose oral antibiotic that will reliably treat patients with gonorrhea, including infections caused by multidrug-resistant strains of N. gonorrhoeae, which are emerging globally. The Phase 3 registration trial is being funded by our nonprofit collaborator, the Global Antibiotic Research and Development Partnership, or GARDP, and was initiated in September 2019 with data expected in 2021, which we believe, along with data from our other clinical trials of zoliflodacin, will be sufficient for submitting an NDA.

We are also developing ETX0282CPDP for the treatment of complicated urinary tract infections, or cUTIs, including those caused by carbapenem-resistant Enterobacteriaceae, or CRE. ETX0282CPDP is an oral, fixed-dose combination of ETX0282 with cefpodoxime proxetil. We believe there is a significant unmet need for new oral antibiotics to reliably treat the estimated 3 to 4 million patients diagnosed annually with cUTIs. We reported preliminary trial results in June 2019 and are now progressing with modified release formulation work.

Lastly, we are using our targeted-design platform to develop a novel class of antibiotics, non β-lactam inhibitors of penicillin-binding proteins, or NBPs. We believe our NBPs constitute a potential new class of Gram-negative antibacterial agents with no pre-existing resistance that are designed to target a broad spectrum of pathogens, including Pseudomonas aeruginosa, or Pseudomonas.  During the fourth quarter of 2019 we selected ETX0462 as a clinical candidate for this program.

Product Portfolio

The following table summarizes the status of our product candidates and preclinical program, which have all been developed using our targeted-design platform:

(1)	Zai Lab (Shanghai) Co., Ltd., or Zai Lab, has licensed exclusive rights to sulbactam-durlobactam in the Asia-Pacific region.
(2)

GARDP will fully fund the Phase 3 development program and has commercial rights in World Health Organization, or WHO, defined low-income and specified middle-income countries. Entasis has retained commercial rights in all major markets in North America, Europe and Asia-Pacific.

Antibiotics Background

The introduction of antibiotics for the treatment of bacterial infections is recognized as one of the most transformative events in medicine. After penicillin entered the market in the early 1940s, antibiotics became one of the most commonly prescribed drugs in history.

There are two main varieties of bacteria, Gram-positive and Gram-negative, which are identified using a common laboratory staining test known as the “Gram stain.” Gram-positive bacteria are surrounded by a single membrane, while Gram-negative bacteria have both an inner membrane and an outer membrane. Due to this increased complexity, it has historically been more challenging to develop products that target Gram-negative bacteria, such as Pseudomonas,  Acinetobacter and Enterobacteriaceae, a family of related organisms that includes the Enterobacter species,  E. coli, and Klebsiella pneumonia. In the United States, approximately 8.2 million bacterial infections are treated in the hospital annually. Approximately 60% of hospital-treated infections are Gram-negative, and over 140,000 patients treated in the hospital for Gram-negative infections die annually in the United States.

One of the most widely used antibiotic classes are β-lactams, due to their attractive safety and efficacy profile. β-lactams work by inhibiting penicillin binding proteins, or PBPs, proteins that play an important role in bacterial cell wall synthesis and are essential for the growth and reproduction of bacteria. β-lactam antibiotics consist of all antibiotic agents that contain a β-lactam ring in their molecular structures. Among β-lactam antibiotics, penicillin derivatives and cephalosporins are the most commonly used. Carbapenems, another class of β-lactam antibiotics, are generally more effective against Gram-negative multidrug resistant pathogens; but to preserve their activity, they are often limited for use as a last resort. Other classes of antibiotics include tetracyclines, fluoroquinolones, aminoglycosides and polymyxins.

Antibiotic Resistance

Antibiotic resistance is a growing global health threat and occurs when bacteria develop mechanisms to reduce or eliminate antibiotic effectiveness. When bacteria develop resistance to at least one drug in three or more antibiotic classes, they are commonly referred to as multidrug-resistant. Bacteria often develop resistance to β-lactam antibiotics by synthesizing β-lactamases, enzymes that inactivate the antibiotic. β-lactamases are widely prevalent and are classified into four classes, Classes A, B, C and D. Since 1976, researchers have discovered and developed β-lactamase inhibitors that essentially restore the efficacy of the β-lactam antibiotic by neutralizing the β-lactamase inhibitor. Despite progress with most classes of BLIs, current BLIs do not broadly inhibit Class D β-lactamases, which are a particular concern in infections caused by multidrug-resistant Acinetobacter.

Antibiotic-resistant infections often result in high morbidity and, in many cases, mortality. According to the Review on Antimicrobial Resistance, over 700,000 people worldwide die each year from antibiotic-resistant infections and up to 10 million lives per year could be at risk by 2050. In the United States alone, antibiotic-resistant infections are estimated to add $20 billion per year to healthcare costs. Due to the limitations of current treatment options and growing antibiotic resistance rates, the pathogens targeted by our current product candidates, Acinetobacter, Pseudomonas, CRE and N. gonorrhoeae, are all identified as high priority targets by the CDC and WHO, and the Infectious Diseases Society of America, or IDSA.

The evolution of bacterial resistance has outpaced the development of novel antibiotics. While the overall use of antibiotics in the United States and European Union dropped 1% annually from 2004 to 2015, the use of the last-resort antibiotics, carbapenems and polymyxins, increased annually 6% and 8%, respectively, over the same time period.

Rising antibiotic resistance has catalyzed a global call to action. Funding from government and nonprofit agencies for antibiotic research and development and an improved regulatory environment support the efficient development of novel antibiotics targeted at unmet need areas. GARDP, the National Institute of Allergy and Infectious Disease, or NIAID, the Biomedical Advanced Research and Development Authority, or BARDA, the Defense Advanced Research Projects Agency, or DARPA, the U.S. Department of Defense, or DOD, and the Innovative Medicines Initiative, all offer funding or services to support research and development of novel antibiotics.

Changes in the legal/policy landscape in the United States have also highlighted the growing importance of addressing antimicrobial resistance. Legislation pending includes the Developing an Innovative Strategy for Antimicrobial Resistant Microorganisms Act, or DISARM, which calls for payment of qualified infectious disease products, or QIDPs, outside of the hospital diagnosis-related group, or DRG, resulting in potentially higher Medicare reimbursement for those novel antibiotics designated as QIDPs, and a 2019 amendment to the GAIN Act, which would allow sponsors of QIDP antibiotics to transfer up to one year of exclusivity to another product, including products marketed by other companies.

Our Product Candidates

Sulbactam-durlobactam (SUL-DUR)

Overview

Our lead product candidate, SUL-DUR, is a novel IV antibiotic with broad spectrum β-lactamase coverage including Classes A, C and D. The product is a fixed-dose combination of sulbactam, an IV β-lactam antibiotic, and durlobactam, our novel BLI, that we are developing for the treatment of a variety of serious infections caused by multidrug-resistant Acinetobacter. We have completed three separate Phase 1 clinical trials, including one evaluating the penetration of SUL-DUR into the lung and one in renally impaired patients. In addition, we have completed a Phase 2 clinical trial in patients with cUTIs. We initiated our ATTACK Phase 3 registration trial in April 2019, with data readout expected in early 2021. Based on our preclinical efficacy evaluation and the preclinical and clinical tolerability profile of SUL-DUR observed to date, we believe it has the potential to improve outcomes of patients with multidrug-resistant Acinetobacter infections, reducing their overall mortality and accelerating their recovery and hospital discharge, leading to reduced healthcare costs.

Acinetobacter

Acinetobacter is a Gram-negative bacteria that can cause severe pneumonia, as well as bloodstream, urinary tract and wound infections. Pneumonia and bloodstream infections caused by drug-resistant Acinetobacter can have mortality rates approaching 50%. Antibiotic resistance rates of Acinetobacter to current standard-of-care treatments are some of the highest reported, between 30% and 50% in the United States and greater than 80% in parts of Europe and Asia. Acinetobacter resistance to β-lactams is primarily driven by the expression of Class D β-lactamases, often in combination with Class A and/or Class C β-lactamases. There are currently no effective antibiotics indicated for the treatment of multidrug-resistant Acinetobacter infections. Durlobactam is the first clinical-stage BLI with sufficient broad-spectrum activity against class A, C, and D β-lactamases to potentially restore the efficacy of β-lactam antibiotics against multidrug-resistant Acinetobacter.

Sulbactam, the β-lactam antibiotic used in SUL-DUR has superior microbiological potency against Acinetobacter compared to other β-lactam antibiotics based on in vitro and in vivo analyses. Historically, physicians used sulbactam to successfully treat Acinetobacter infections before development of broad β-lactamase mediated resistance rendered sulbactam on its own largely ineffective. We believe that combining durlobactam with sulbactam can effectively restore the activity of sulbactam against multidrug-resistant strains of Acinetobacter.

Market Opportunity

We estimate that there are 180,000 to 220,000 hospital-treated Acinetobacter infections annually in the United States and Europe, of which 90,000 to 120,000 are carbapenem-resistant Acinetobacter infections, which we regard as our initial target markets for SUL-DUR. We also believe there could be a significant market opportunity in Asia-Pacific and Central and South America, given resistance rates as high as 80% in some countries. If approved, we believe SUL-DUR has the potential to overcome the issues of resistance, which is currently limiting the utility of the carbapenems, and tolerability, which is a concern with regimens containing colistin. There are currently no antibiotics indicated for the treatment of carbapenem-resistant Acinetobacter infections.

Clinical Development Plan

Ongoing Registration Trial

Phase 3 registration trial:  In April 2019, we initiated ATTACK, our global Phase 3 registration trial of SUL-DUR for the treatment of patients with carbapenem-resistant Acinetobacter infections.  We believe that the efficacy data from this single Phase 3 registration trial, if positive, will be sufficient to support the submission of an NDA to the FDA. The trial is being conducted in approximately 100 sites in 16 countries.

ATTACK will evaluate approximately 136 patients with confirmed carbapenem-resistant Acinetobacter hospital-acquired pneumonia, ventilator-acquired pneumonia or bloodstream infections, or a combination of these. We estimate a global carbapenem resistance rate of 60% in patients infected with Acinetobacter, therefore we anticipate that this will require us to enroll approximately 228 patients with Acinetobacter infection, regardless of carbapenem resistance, to achieve the 136 confirmed carbapenem-resistant patients. All patients will be randomized on a 1:1 basis to receive either SUL-DUR plus imipenem, or IMI, or colistin plus IMI over a period of up to 14 days. The primary endpoint will be 28‑day all-cause mortality, with a 19% noninferiority margin, in the approximately 136 patients with confirmed carbapenem-resistant Acinetobacter infections.

After enrollment of approximately 40 patients, a per protocol pharmacokinetic, or PK, analysis was conducted to confirm that our projected SUL-DUR exposures in severely ill patients with pneumonia or bloodstream infections are being achieved to maintain our predicted probability of target attainment. Although we remain blinded to treatment assignment, the Data Safety Monitoring Board has advised us to continue enrollment without modification of the trial protocol and, in addition, has allowed us to open a Part B arm of the trial, which is an open-label treatment of approximately 80 patients with Acinetobacter infections who are not otherwise eligible for the randomized comparison, including those with infections in other body sites such as urinary tract and skin, as well as patients with colistin-resistant Acinetobacter infections. These patients will receive SUL-DUR plus IMI. Data from this part of the trial will not be included in the primary endpoint efficacy analysis but will be used in the safety analysis and may provide additional data to support a totality of evidence of SUL-DUR in treating Acinetobacter infections. Completion of this per protocol analysis demonstrates continued study progress and meets a program regulatory commitment as discussed with the FDA at the SUL-DUR program end-of-phase 2 milestone meeting.

Given the recent coronavirus outbreak in countries including China, South Korea, Taiwan and potentially others, we are monitoring how this epidemic may impact the hospitals in these countries that are participants in the ATTACK Phase 3 registration trial. Although we are currently uncertain regarding what, if any, impact this may have on our ability to enroll patients with Acinetobacter infections, we do believe this is likely to have some impact on our projections and now estimate top-line data readout of ATTACK in early 2021.

We previously completed a detailed feasibility/implementation assessment to preferentially select registration trial sites that can identify and enroll patients with high rates of carbapenem-resistant Acinetobacter pneumonia and bloodstream infections. Pursuant to our license and collaboration agreement with Zai Lab, they will enroll up to 20% of the patients from within China and will fund most of the registration trial costs in China for SUL-DUR, including all costs in China for our Phase 3 registration trial of SUL-DUR, except for patient drug supply of licensed product. Zai Lab will conduct the screening, enrollment and treatment of patients, and will coordinate development, registration and commercialization of SUL-DUR in China. In September 2019, Zai Lab received formal approval of the Phase 3 registration trial protocol from the China Food and Drug Administration, or CFDA. Although we anticipate that Zai Lab will enroll patients into the ATTACK registration trial, the recent outbreak of coronavirus may impact the timing of enrollment of Acinetobacter patients in China.

Completed Clinical Trials

We have completed three Phase 1 clinical trials, highlighted below, in addition to a Phase 2 clinical trial in patients with cUTIs. In all of these clinical trials, SUL-DUR was observed to be generally well tolerated.

Four-part Phase 1 first-in-human trial:  Our four-part Phase 1 first-in-human clinical trial was conducted in Australia in 124 healthy volunteers. SUL-DUR was generally well tolerated, with no dose-related systemic adverse events or drug-related serious adverse events reported. SUL-DUR also exhibited linear dose-dependent increases in exposure and PK parameters across the dose range studied.

Phase 1 lung trial:  Our Phase 1 lung trial assessed the concentration of SUL-DUR in lung fluid, an important metric to understand because ATTACK includes patients with pneumonia and lack of appropriate lung tissue penetration has been found to contribute to reduced efficacy. We believe that the levels of SUL-DUR in the lung fluid achieved in this trial support its continued development as a potential treatment for pneumonia caused by Acinetobacter.

Phase 1 renal trial:  Our Phase 1 renal trial analyzed serum levels in renally impaired patients, and provided data to enable the development of a dose adjustment protocol for the type of patient targeted in our ongoing Phase 3 registration trial.

Phase 2 clinical trial in cUTI patients:  We completed a Phase 2 clinical trial in cUTI patients to provide additional safety and PK data as well as efficacy data against carbapenem-resistant pathogens. Eighty patients were randomized to receive either a dose of SUL-DUR or placebo every six hours for seven days. Patients in both arms also received background therapy, which is current standard-of-care, with 500 mg of IMI administered through IV every six hours.

There were no serious adverse events reported and the adverse event profile of SUL-DUR plus IMI was similar to that of the IMI comparator arm. PK data observed in the Phase 2 trial was consistent with the PK data observed in the Phase 1 clinical trial in healthy volunteers.

We submitted an investigational new drug application, or IND, for SUL-DUR to the FDA in June 2017, and the FDA notified us in July 2017 that we could proceed with this program. The FDA granted Fast Track and QIDP designation for SUL-DUR in September 2017 for the treatment of hospital-acquired and ventilator-acquired bacterial pneumonia and bloodstream infections due to Acinetobacter.

Global Acinetobacter Surveillance Data

We designed durlobactam to achieve broad activity against a wide range of β-lactamases, including Classes A, C and D, unlike currently marketed BLIs that primarily cover only Class A and Class C β-lactamases. Durlobactam is the first BLI in clinical development with such a broad spectrum of in vitro activity.

SUL-DUR has also exhibited potent microbiological activity against Acinetobacter strains in vitro. Over a series of studies summarized in the figure below, we have compared the effectiveness of SUL-DUR, sulbactam alone and comparators in inhibiting 5,567 strains of Acinetobacter that were collected from patients around the world between 2011 and 2018. Amikacin and colistin were tested against 4,764 of the 5,567 strains. The plot in the figure below presents the cumulative percentage of these strains inhibited by increasing concentrations of each of the tested compounds. Sulbactam alone, as well as most of the other marketed antibiotics, had a very high MIC90 value of 64 mg/L, meaning that concentrations of 64 mg/L or greater were required to inhibit 90% of the strains. The corresponding breakpoints, which are established by the Clinical & Lab Standards Institute, or CLSI, as the specified concentrations for each antibiotic that define whether a strain is considered resistant, are significantly lower than their MIC90 values. If the MIC90 of a drug is lower than its CLSI breakpoint, then that drug would be expected to be effective against more than 90% of the strains. If a drug’s MIC90 is higher than its breakpoint, the drug would not be expected to have broad efficacy against those strains. This cumulative analysis suggests that recent global strains of Acinetobacter are resistant to all the comparator antibiotics other than colistin, consistent with their significantly diminished clinical utility against Acinetobacter infections. In contrast, SUL-DUR had very potent activity, with a much lower MIC90 of 2 mg/L. This is lower than the CLSI breakpoint for sulbactam, which is 4 mg/L (in Unasyn®, a combination of sulbactam and ampicillin), suggesting that our chosen target exposure levels of SUL-DUR may be effective against more than 90% of global, multidrug resistant Acinetobacter strains.

Potential for durlobactam to address additional Gram-negative pathogens

In our preclinical studies, durlobactam improved the overall potency of IMI across hundreds of strains of E. coli,  Klebsiella and Pseudomonas. Based on this preclinical data, we believe that SUL-DUR in combination with IMI has the potential to be a novel and potent broad-spectrum combination for treating infections caused by E. coli,  Klebsiella and Pseudomonas. To further evaluate our preclinical observations, microbiological data against these pathogens will be collected throughout our Phase 3 registration trial.

Competition

We are initially developing SUL-DUR for the treatment of multidrug-resistant Acinetobacter infections. Due to rising resistance rates, standard-of-care treatment for multidrug-resistant Acinetobacter infections often includes a combination of several last-line treatment options, including carbapenems, tetracyclines and polymyxins, and all generically available agents. Despite using best available therapy, mortality rates of patients with multidrug-resistant Acinetobacter infections is reported as high as 50%. We are not aware of any marketed antibiotic that is indicated for the treatment of multidrug-resistant Acinetobacter infections, however we are aware of other potentially competitive products or product candidates in clinical development that have shown in vitro activity against Acinetobacter: Melinta Therapeutics Inc. currently markets minocycline, Tetraphase Pharmaceuticals, Inc. recently received approval for eravacycline for complicated intra-abdominal infections, and currently has TP6076 in a Phase 1 clinical trial. Although recently approved for treating cUTIs, Fetroja®, from Shionogi & Co., Ltd., includes in its label a specific warning of an observed increase in all-cause mortality in patients with carbapenem-resistant Gram-negative infections that were treated with the drug.

Commercial Approach

In the United States, we will look to develop our own commercial organization to bring SUL-DUR to market.  Our approach is driven by our understanding of where Acinetobacter infections are known to exist. Given that Acinetobacter infections more commonly occur in immunocompromised patients, these settings are limited in number and well-defined, many of which are less cost-sensitive than average hospital wards.

We are focusing on Acinetobacter infections within these settings and to aid in communicating the value proposition of SUL-DUR we have built pharmacoeconomic endpoints into our ATTACK trial. These endpoints include days in the intensive care unit, or ICU, days spent on a ventilator, total days on therapy, and total length of stay vs. standard of care, colistin plus IMI. We believe that with the compelling economic data from our ATTACK trial, a lean, targeted sales force can efficiently reach these key customers and patients.

Current Acinetobacter treatment protocols allow for clear positioning of SUL-DUR. Patients with suspected Acinetobacter infections are frequently treated with a carbapenem antibiotic as first-line therapy. If susceptibility testing identifies that the causative bacterial pathogen is carbapenem-resistant Acinetobacter, the patient is then switched to a colistin-based antibiotic regimen in an attempt to successfully treat the infection. We believe that the ongoing Phase 3 registration trial will demonstrate improved efficacy and safety profiles, and potentially pharmacoeconomic measures that could result in SUL-DUR, if approved, being preferred to a colistin-based regimen for the treatment of multidrug-resistant, including carbapenem resistant, Acinetobacter infections.

Multidrug-resistant Acinetobacter infections present a significant unmet medical need in China and across the broader Asia/Pacific territory. Our collaboration and license agreement with Zai Lab, which includes their participation in the ATTACK Phase 3 registration trial, provides a potentially accelerated path for regulatory approval and commercialization in China and Asia/Pacific territories. We believe Zai Lab will enroll patients from China into the ATTACK registration trial, however, in light of the recent coronavirus outbreak we are actively monitoring enrollment against our projections. Under our agreement with Zai Lab, we receive upfront, milestone and royalty payments in addition to payment of certain Phase 3 registration trial costs.

We maintain 100% of the rights and associated economics in North America and Europe. Outside of the United States, we intend to work with multi-national pharmaceutical companies to leverage their commercialization capabilities in territories not covered by our agreement with Zai Lab.

Zoliflodacin

Overview

Our second late-stage product candidate is zoliflodacin, a single oral dose cure for the treatment of uncomplicated gonorrhea caused by the bacterial pathogen Neisseria gonorrhoeae, or N. gonorrhoeae. Gonorrhea is an area of significant medical need and zoliflodacin is the only novel single dose treatment in development that provides a potential monotherapy oral alternative to intramuscular injections of ceftriaxone for the treatment of gonorrhea, including infections caused by drug-resistant strains. Zoliflodacin targets the validated mechanism of action of the fluoroquinolone class of antibiotics, but does so in a novel manner to avoid existing fluoroquinolone resistance. We have completed several Phase 1 clinical trials and a Phase 2 clinical trial of zoliflodacin in patients with uncomplicated gonorrhea. In collaboration with GARDP, in September 2019, we initiated a single Phase 3 registration trial of zoliflodacin in patients with uncomplicated gonorrhea, and we expect to receive data in 2021. GARDP will fund all the

Phase 3 development costs and will receive commercial rights for zoliflodacin in WHO-defined low-income and select middle-income countries. We have retained commercial rights in all other countries, including the major markets in North America, Europe and Asia-Pacific.

Gonorrhea

Uncomplicated gonorrhea is an N. gonorrhoeae infection of the urethra, cervix, pharynx or rectum, and is more common than complicated gonorrhea, which includes spread of the infection to other tissues and potentially the bloodstream. There are currently no monotherapy oral antibiotics recommended by the CDC as an alternative to intramuscular injection of ceftriaxone for the treatment of uncomplicated gonorrhea infections. Resistance to ceftriaxone, extended spectrum cephalosporins, or ESC, has begun to emerge as 51 out of 77, or 66%, of countries recently surveyed reported either decreased susceptibility or resistance of N. gonorrhoeae.

N. gonorrhoeae is the bacterial pathogen responsible for gonorrhea, an extremely prevalent sexually transmitted disease that affects an estimated 78 million people worldwide each year. Gonorrhea can be associated with serious complications, including pelvic inflammatory disease, ectopic pregnancy and infertility, as well as an increased risk of HIV. Fluoroquinolone antibiotics, notably ciprofloxacin, and cephalosporin antibiotics, notably cefixime, had been widely used for the treatment of gonorrhea due to their oral administration along with a favorable efficacy and safety profile. However, widespread use of these antibiotics drove the emergence of drug-resistant N. gonorrhoeae strains, and as a result, treatment guidelines were amended. Ceftriaxone is currently the only CDC-recommended option for the treatment of gonorrhea and is commonly administered with azithromycin, a broad-spectrum antibiotic, to provide coverage against other sexually transmitted diseases that tend to occur concurrently with gonorrhea. Ceftriaxone is administered by intramuscular injection, which can be painful and may require patient monitoring by a healthcare administrator. Ceftriaxone remains effective in most of the United States; however, in Hawaii as well as in several countries, including China, Japan, France and Spain, N. gonorrhoeae strains with decreased susceptibility to ceftriaxone have been reported, prompting concerns that multidrug-resistant gonorrhea may become a major community health issue.

Market Opportunity

N. gonorrhoeae is an immediate public health threat with 78 million cases worldwide per year (WHO estimate).  Reported cases of gonorrhea in the United States have increased an average of 13% annually since 2014, rapidly approaching the CDC’s estimate of 1.14 million cases per year. In a study based on data from the World Health Organization, it was estimated that in 2017 there were approximately 4.7 million gonorrhea infections in Europe and nearly 35.2 million gonorrhea infections in the Western Pacific region, which includes China and Australia.

The number of countries reporting decreased susceptibility or resistance to current antibiotics is reflected in the table below.

Historically, to reduce the risk of spreading drug-resistant N. gonorrhoeae, the CDC has changed treatment guidelines when resistance rates to recommended first-line treatments reach 5%. Since 2015, there has only been one recommended treatment on CDC guidelines for gonorrhea: 250mg intramuscular injection of ceftriaxone. CDC guidelines drive gonorrhea treatment selection and will therefore have the most influence over zoliflodacin market adoption.

Clinical Development Plan

Ongoing Registration Trial

Phase 3 registration trial:   In September 2019, we announced the initiation of a global, multi-center Phase 3 registration trial in collaboration with GARDP who is conducting and funding all the Phase 3 development costs. A total of fourteen sites are planned across the U.S, Thailand, South Africa and the Netherlands. Our Phase 3 registration trial is a multi-center, open-label, noninferiority trial in approximately 1,000 enrolled patients with uncomplicated gonorrhea who will be randomized on a 2:1 basis to receive either a single oral dose of zoliflodacin or a regimen of intramuscular ceftriaxone plus oral azithromycin. The primary endpoint will be the proportion of patients with microbiological cure at urethral or cervical sites, approximately six days after treatment. We project top-line data readout in 2021. To date, we have not observed any material impact on the enrollment of gonorrhea patients into our global, outpatient Phase 3 registration trial from the recent coronavirus outbreak currently impacting China and elsewhere, and currently cannot predict what, if any, impact this public health epidemic may have on our projected timeline.  Based on our discussions with the FDA, we believe that the efficacy data from this single Phase 3 registration trial, if positive, along with the data from our other clinical trials of zoliflodacin, will be sufficient to support the submission of an NDA to the FDA.

Completed Clinical Trials

Phase 2 clinical proof-of-concept trial:  We have completed a multi-center, randomized, open-label Phase 2 clinical trial comparing a single oral dose of 2.0 g or 3.0 g of zoliflodacin to 500 mg intramuscular ceftriaxone for the treatment of uncomplicated gonorrhea. In this trial, zoliflodacin was generally well tolerated, with efficacy outcomes comparable to ceftriaxone. In this clinical trial, 179 randomized patients received treatment. Microbiological eradication and clinical cure in urogenital infections with a single dose of zoliflodacin, the primary endpoint of the trial, was comparable to ceftriaxone, with 100% cure rate in both the 3.0 g zoliflodacin and ceftriaxone groups in the per-protocol population. The results of this clinical trial were published in The New England Journal of Medicine in November 2018.

Phase 1 clinical trial:   We evaluated zoliflodacin in two Phase 1 clinical trials studying 72 healthy volunteers in total. In one trial, we evaluated PKs and tolerability in 48 subjects and food effects in 18 subjects, and in the second trial, we evaluated absorption, distribution, metabolism and excretion in six subjects. Zoliflodacin was generally well tolerated in these trials at doses we would expect to be clinically active for treating uncomplicated gonorrhea. Administration of a high-fat meal was associated with an increase in zoliflodacin plasma concentration, suggesting that zoliflodacin could be administered with or without food.

Preclinical Data

We have generated biochemical, microbiological and in vivo data on zoliflodacin. The data suggest that zoliflodacin retains activity against bacterial strains that are resistant to other antibiotic classes, which was expected given its novel mechanism of action. In addition, the data show significant resistance against two of the four standard antibiotics indicated for gonorrhea, ciprofloxacin, a fluoroquinolone, and azithromycin, a macrolide.

Competition

We are initially developing zoliflodacin as a single oral dose treatment for uncomplicated gonorrhea. Gonorrhea is commonly treated with combination therapy intramuscular ceftriaxone injection and oral azithromycin, both generically available agents. Additional generic cephalosporins and fluoroquinolones are also prescribed, but not recommended as primary treatment options given current resistance rates. Gepotidacin, currently under development for a variety of infections by GlaxoSmithKline plc, is the only potentially competitive product candidate in clinical development that we are aware of that is being developed for the treatment of gonorrhea.  A Phase 3 clinical trial (Eagle-1) was initiated by GlaxoSmithKline in October 2019. A prior Phase 2 clinical trial indicated emergence of resistance to gepotidacin in 2 urogenital microbiological failures with a single oral dose. In an attempt to overcome this resistance, gepotidacin will be given in two oral doses in the Eagle-1 clinical trial; a 4-tablet 3000 milligram (mg) oral dose at the study site followed by another 4-tablet 3000 mg oral dose as an outpatient.

Commercial Approach

Zoliflodacin will be available through primary care physicians, outpatient clinics and emergency rooms, and we will seek to contract with payors and distributors who can make the drug accessible to these numerous community sites.  We anticipate very low promotional spend as CDC guidelines are expected to drive awareness and uptake. We have partnered with GARDP who will drive the commercialization of zoliflodacin in certain WHO-defined low-income and specified middle-income countries. Outside of the United States, we plan to work with multi-national pharmaceutical companies and/or distributors to leverage their commercialization capabilities in territories not covered by GARDP.

Zoliflodacin is a potential single dose cure (sachet in water) that can facilitate “expedited partner therapy” at home, which may lower the chance for a repeat infection from a partner. Expedited partner therapy, or EPT, is the clinical practice of treating the sex partners of patients diagnosed with chlamydia or gonorrhea by providing prescriptions or medications to the patient to take to his/her partner without the health care provider first examining the partner. Within the United States, EPT is permissible in 44 states, potentially allowable in 5 states and is only prohibited in one state.

ETX0282CPDP

Overview

Our third product candidate is ETX0282CPDP for the treatment of cUTIs.  ETX0282CPDP is an oral, fixed-dose combination of ETX0282, a novel oral BLI, with cefpodoxime proxetil, or cefpodoxime, an oral β-lactam antibiotic. We believe ETX0282 has the potential to be a best-in-class oral β-lactamase inhibitor based on its broad inhibition of both Class A and Class C β-lactamases. We conducted a multi-part Phase 1 clinical trial of ETX0282CPDP in Australia and reported initial preliminary results in June 2019. Additional work is ongoing with efforts to develop an extended release formulation of ETX0282 for further Phase 1 clinical evaluation. We selected cefpodoxime as the β-lactam antibiotic to combine with ETX0282 following in vitro studies in which cefpodoxime exhibited superior activity against multidrug-resistant Enterobacteriaceae compared to other existing oral β-lactams. Cefpodoxime was once used to treat cUTIs, among other indications, but its clinical utility is currently limited by β-lactamase-mediated resistance. We believe ETX0282 has the potential to restore the efficacy of cefpodoxime against multidrug-resistant Enterobacteriaceae.

Urinary Tract Infections

A urinary tract infection, or UTI, diagnosis can be classified as either uncomplicated or complicated.  Uncomplicated UTI is an infection of one or more parts of the urinary tract system such as the kidneys, ureters, bladder or urethra with symptoms confined to the lower urinary tract and is often treated with generic oral antibiotics in the community setting. Uncomplicated UTIs, if left unresolved, can have serious consequences, including life-threatening kidney infections. Complicated UTIs, or cUTIs, including pyelonephritis, occur in a urinary tract that has metabolic, functional, or structural abnormality and include patients with comorbidities or patients with bladder catheters. These factors contribute to decreased resolution of such infections and therefore frequently require hospital-based therapy. ETX0282CPDP is being developed for treatment of cUTIs, including those caused by multi-drug resistant Enterobacteriaceae, including carbapenem-resistant strains, or CRE. Enterobacteriaceae species cause approximately 85% of all UTIs, of which E. coli is the most common pathogen, causing approximately 75% of infections. In addition, Klebsiella and Pseudomonas are also relatively common UTI pathogens. The emergence of multidrug-resistant bacteria has reduced the efficacy of commonly used oral antibiotics such as levofloxacin and ciprofloxacin, both fluoroquinolones, and trimethoprim/sulfamethoxazole. In the United States, over 30% of UTIs caused by E. coli and 10% of UTIs caused by Klebsiella are resistant to fluoroquinolones.

Market Opportunity

Patients with UTIs caused by bacteria resistant to existing oral treatment options frequently require hospital admission for treatment with IV antibiotics, even when they are otherwise healthy and fit to be treated outside the hospital setting. In the United States, it is currently estimated that between 3 and 4 million UTIs are treated in the hospital per year. Hospital admission not only leads to inconvenience for the patient and high treatment cost for the healthcare system, but it also increases the risk of transmitting drug-resistant bacterial strains to other hospitalized patients and potentially exposing UTI patients to other, more serious hospital-acquired infections. There are currently no effective oral treatments available for cUTIs, including those caused by multi-drug resistant Enterobacteriaceae. If approved, we believe ETX0282CPDP will provide clinicians a convenient, oral option to treat patients suffering from cUTIs caused by these multidrug-resistant pathogens, which could facilitate early hospital discharge following a short course of IV antibiotics or the avoidance of hospital admission altogether. There is also an opportunity for ETX0282CPDP to be used in the broader community setting.

Clinical Development Plan

We conducted a multi-part Phase 1 clinical trial of ETX0282 in Australia and had a preliminary data readout in June 2019. The Phase 1 clinical trial was a randomized, double-blind and placebo-controlled study of ETX0282 alone, not in conjunction with CPDP. The completed cohorts are; Part A: single-ascending dose escalation, fasted; Part B: food effect: fasted versus high fat meal; Part C: multiple dose with regular meals; Part D: drug-drug interaction with regular meals; and Part G: simulation of a high-fat PK profile (fasted).

Overall, the key findings were that ETX0282 was found to be generally safe and well tolerated, no significant adverse events were reported. ETX0282 as the prodrug rapidly converted to ETX1317, the active form of the drug, at all doses. Plasma concentrations were in therapeutic range and the conversion of ETX0282 to ETX1317 was not impacted by multiple dosing and with minimal accumulation. No drug-drug interactions were observed with cefpodoxime. 11 out of 77 subjects receiving ETX0282 experienced mild to moderate emesis (vomiting). The trial data indicated that emesis may be ameliorated by dosing with a high fat meal (not a normal diet). When ETX0282 was dosed in fasted healthy volunteers in a manner to mimic the PK of the high fat meal plus ETX0282 (Part G), no emesis was observed. We are in the process of further development work to identify a modified release formulation that results in the same PK profile achieved by a high fat meal. We held a pre-IND meeting with the FDA in March 2018 and have been incorporating the FDA’s feedback into our clinical development plans for ETX0282CPDP.

Preclinical Data

Using biochemical analysis, structure-assisted drug design and medicinal chemistry, we engineered ETX1317, a potent, broad-spectrum Class A and Class C BLI, and ETX0282, its orally bioavailable prodrug. When the prodrug ETX0282 is taken orally, its active molecule, ETX1317, is released in the body. We have generated microbiological and in vivo preclinical data on ETX0282CPDP as well as on ETX1317 in combination with CPDP.  We tested ETX1317 plus CPDP, as well as two on-market IV drugs, Avycaz® and Vabomere®, and two oral product candidates in Phase 3 development against multidrug-resistant strains of Enterobacteriaceae, including CRE. The data suggests that the active form of the prodrug ETX0282, ETX1317, plus CPDP has microbiological potency superior to the other oral antibiotics evaluated and has the potential to provide an oral alternative to IV antibiotics for patients who have failed these other therapies.

(1)	ETX0282CPDP is an oral prodrug which is metabolized into ETX1317, the active BLI, and cefpodoxime. The in vitro activity is of ETX1317 + cefpodoxime.

Competition

We are initially developing ETX0282CPDP for the treatment of cUTIs. There are a variety of generically available antibiotic classes available for the treatment of such infections, including cephalosporins, carbapenems and fluoroquinolones. Additionally, there are several IV approved branded agents targeting multidrug-resistant cUTIs, including Avycaz®, Vabomere®, Zemdri®, as well as the more recently approved IV products Fetroja® (Shionogi & Co., Ltd) and Recarbrio® (Merck & Co., Inc.). We are aware of additional potentially competitive oral product candidates in clinical development that may address a limited breadth of multidrug-resistant Gram-negative pathogens: sulopenem from Iterum Therapeutics Limited and tebipenem from Spero Therapeutics Inc. Both oral product candidates are currently in a Phase 3 clinical trial with data readouts expected in 2020.

Commercial Approach

We would intend to utilize the U.S. commercial organization in place for SUL-DUR to also sell ETX0282CPDP. Outside the United States, we would plan to partner with multi-national pharmaceutical companies to leverage their commercialization capabilities.

ETX0462

Overview

Leveraging our targeted-design platform, we have developed a potential new class of antibiotics that we are describing as NBPs. In late 2019, we selected a new drug candidate from our NBP platform, ETX0462, for the potential treatment of multidrug-resistant Gram-negative infections caused by Pseudomonas. If successful in development, we believe our NBPs would be the first, novel Gram-negative antibiotic class since the carbapenems were introduced in 1985.

Pseudomonas

Infections caused by multidrug-resistant Pseudomonas are some of the most difficult to treat bacterial infections today. Carbapenems and cephalosporins are commonly used to treat susceptible cases of Pseudomonas. However, in the United States, approximately 20% of Pseudomonas are resistant to both classes of antibiotics. Some recently approved antibiotics demonstrate improved efficacy against Pseudomonas, but are still prone to multiple mechanisms of resistance. In many cases, the only treatment option for multidrug-resistant Pseudomonas is colistin or other antibiotics of the same class. While these antibiotics are potent in preclinical models, in practice, clinicians tend to reserve their use as last resort treatment options due to their toxicity in the kidney and nervous system, which limits dosing and, therefore, clinical efficacy.

Market Opportunity

Pseudomonas causes a variety of infections, including intra-abdominal infections, surgical site infections, UTIs and nosocomial pneumonia. Pseudomonas is the most common Gram-negative pathogen associated with ventilator-acquired pneumonia and tends to have higher resistance rates than other Gram-negative pathogens commonly causing ventilator-acquired pneumonia. Pseudomonas infections are on the rise with an estimated 600,000 to 750,000 cases occurring annually in the United States. In 2014, approximately 20% of Pseudomonas infections were resistant to each of carbapenems, cephalosporins and fluoroquinolones and 14% were resistant to at least three classes of antibiotics. We believe our novel class of NBPs, including ETX0462, has the potential to be used as monotherapy against infections caused by multidrug-resistant Pseudomonas.

Our Strategy

Our goal is to be a leader in the discovery, development and commercialization of novel antibacterial agents for the treatment of multidrug-resistant Gram-negative infections. Our pathogen-directed strategy includes the following key components:

•

Rapidly and efficiently advance our lead product candidate, SUL-DUR, through a single Phase 3 registration  trial.  In April 2019, we initiated ATTACK, our global Phase 3 registration trial of SUL-DUR for patients with carbapenem-resistant Acinetobacter infections and we expect to receive data in early 2021. Based on our preclinical efficacy evaluation and the preclinical and clinical tolerability profile of SUL-DUR observed to date, we believe it has the potential to improve outcomes of patients with multidrug-resistant Acinetobacter infections, reducing their overall mortality and accelerating their recovery and hospital discharge, as well as to contain outbreaks of Acinetobacter in critical care units, leading to reduced healthcare costs.

•

Develop zoliflodacin to be the next recommended first-line treatment for uncomplicated gonorrhea. In collaboration with GARDP, in September 2019, we initiated a global, multi-center Phase 3 registration trial of zoliflodacin in patients with uncomplicated gonorrhea, and we expect to receive data in 2021. This Phase 3 registration trial is fully funded by GARDP. With its expected efficacy and safety profile and convenient oral dosing, we believe zoliflodacin has the potential to become the recommended first-line treatment for uncomplicated gonorrhea.

•

Establish commercialization and marketing capabilities. We plan to establish a specialty sales force to commercialize our product candidates in the hospital and home infusion settings in the United States. Outside the United States, we plan to work with multi-national pharmaceutical companies and other collaborators to leverage their commercialization capabilities. We also plan to seek collaborators to commercialize zoliflodacin in the territories where we have retained rights.

•

Develop ETX0282CPDP as an oral treatment for cUTIs. There is a significant unmet need for an effective oral treatment option for drug-resistant cUTIs, and we believe that ETX0282CPDP has the potential to be the first oral therapeutic option for the treatment of cUTIs with broad coverage of Gram-negative bacteria, including extended spectrum β-lactamase, or ESBL-producing Enterobacteriaceae and CRE.

•

Leverage existing and establish additional collaborations for support of our product candidates and future programs. We are currently collaborating with Zai Lab as well as nonprofit organizations, government agencies and other third parties, including GARDP, NIAID, and the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program, or CARB-X, to provide financial and technical support of our research and development efforts. We will continue to evaluate and pursue additional potential collaborations with academic institutions, government agencies, nonprofit entities and pharmaceutical and biotechnology companies to support and expand our pipeline as well as achieve our strategic objectives.

Our Scientific Platform and Discovery Approach

Our targeted-design platform was initially developed by AstraZeneca to address the limitations of traditional approaches to the research and development of novel antimicrobial agents. This platform has been further refined by our team at Entasis, which has significant experience in research and development at global pharmaceutical companies. All of our product candidates and our preclinical program have been developed using our targeted-design platform. AstraZeneca has not retained any rights to the targeted-design platform or to any product candidates developed with the platform. Our platform and discovery approach includes:

Clinically validated mechanisms:  First, we select clinically validated mechanisms that are well understood and for which we understand the way pathogens develop resistance. We believe this selection process reduces the risk of failure in clinical trials because we are not adopting novel, untested modalities. Our understanding of antibacterial resistance enables us to design molecules that retain activity against pathogens that have become resistant to older antibiotics.

Our design process:   Throughout the design process we incorporate knowledge gained from preclinical PK and safety studies, as well as pharmacodynamic modeling, to select molecules that we believe will be safe and well tolerated in the clinic at doses that would be efficacious against the target pathogens.

Clinical development focus:  We focus our clinical development on selected pathogens with high unmet medical need, rather than broad indications that can be served by other antibiotics.

Supply and Manufacturing

We do not own or operate manufacturing facilities for the production of any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on a limited number of third-party contract manufacturers for our required raw materials, drug substance, and finished drug product for our preclinical research and clinical trials. We do not have long-term agreements with these third parties. We also do not have any current contractual relationships for the manufacture of commercial supply of our product candidates after they are approved. As our product candidates approach potential approval by any regulatory agency, we intend to enter into agreements with third-party contract manufacturers for the commercial production of those products. We currently employ internal resources to manage our manufacturing.

Government and Nonprofit Awards

Through March 9, 2020, we have received aggregate financial commitments of up to $17.8 million from the Trustees of Boston University through the CARB-X program and the U.S. Army Medical Research Acquisition Activity, a division of the U.S. Department of Defense, in support of our ETX0282, NBP and discovery research programs. The CARB-X awards could provide up to a total of $16.8 million in funding based on the successful completion of prespecified milestones. These specified milestones include the completion of important steps for a development-stage project such as preclinical studies or clinical trials, manufacture and formulation work, submission of regulatory applications and regulatory meetings with the FDA or comparable foreign regulator.

License and Collaboration Agreements

A significant part of our development and commercial strategy is to partner with established pharmaceutical companies, as well as nonprofit organizations, government agencies and other third parties to provide financial and technical support in the development and marketing of our products.

Zai Lab

In April 2018, we entered into a license and collaboration agreement with Zai Lab for the development and commercialization of products containing durlobactam or SUL-DUR in the following countries in the Asia Pacific region: China, Hong Kong, Macau, Taiwan, Korea, Vietnam, Thailand, Cambodia, Laos, Malaysia, Indonesia, the Philippines, Singapore, Australia, New Zealand and Japan, which we refer to collectively as the territory. Under the agreement, we granted Zai Lab an exclusive, royalty-bearing license, with the right to sublicense, under our technology to develop, manufacture and sell products containing durlobactam or SUL-DUR, or the licensed products, in the territory. Additionally, we granted Zai Lab a non-exclusive, worldwide license to our technology as required for Zai Lab to practice its exclusive license with respect to the licensed products. We retain the right to use our technology to perform our obligations under the agreement and retain the exclusive right to use our technology in all other countries, including North America and Europe.

Under the agreement, Zai Lab will use commercially reasonable efforts to perform and fund costs associated with our ATTACK Phase 3 registration trial of SUL-DUR in China. Zai Lab is responsible, at its expense, for developing licensed products in the territory, to be coordinated with our continued global efforts with respect to products containing SUL-DUR. Zai Lab must use commercially reasonable efforts to conduct development activities described in the agreed-upon written development plan and to obtain regulatory approval in a specified number of countries in the territory beyond China after regulatory approval of a licensed product in China. Zai Lab is also solely responsible for commercializing licensed products in the territory and must use commercially reasonable efforts to commercialize licensed products for which it has obtained regulatory approval. We are obligated to use commercially reasonable efforts to conduct specified development obligations delegated to us pursuant to the agreed-upon development plan for the territory. We are also obligated to supply Zai Lab with the licensed products for clinical development, although Zai Lab may take over manufacturing responsibilities for its own commercialization activities within a specified time period following the effective date of the agreement. Both parties are prohibited from developing and commercializing products in the territory that would compete with the licensed products.

In addition, under the agreement, either party may propose that Zai Lab pursue a combination of imipenem together with SUL-DUR in the territory. If the parties decide to pursue an imipenem combination, Zai Lab would provide us with limited research and development support for the combination.

We received an upfront, non‑refundable payment of $5.0 million, milestone payments of $7.0 million, research support funding of $0.6 million and certain other reimbursable registration trial costs of $0.6 million, less applicable taxes of $1.9 million from Zai Lab through December 31, 2019.  We are eligible to receive up to an aggregate of $91.0 million in additional development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products. In the event the China Food and Drug Administration requires a modification or supplement to the trial protocol, and we delay Zai Lab from providing the required information and subsequently from obtaining regulatory approval for the registration study of SUL-DUR in China, then the sales-based milestone payments that become due to us will be reduced by an agreed amount that increases with the length of the delay. Zai Lab will pay us a tiered royalty equal to a high-single digit to low-double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory.

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

GARDP

In July 2017, we entered into a collaboration agreement with GARDP for the development and commercialization of a product candidate containing zoliflodacin in certain countries. Under the terms of the collaboration agreement, GARDP will use commercially reasonable endeavors to perform and fully fund the Phase 3 registration trial, including the manufacture and supply of the product candidate containing zoliflodacin, in uncomplicated gonorrhea. We are obligated to use commercially reasonable efforts to conduct and fund a TQT study on the granule formulation of zoliflodacin in collaboration with NIAID, which has been completed. We are also obligated to commit reasonably sufficient time and resources to collaborate in the design of the Phase 3 registration trial and the development of the protocol for the trial and to provide know-how relating to zoliflodacin and any future product candidate. Both parties are responsible for obtaining marketing authorizations for any future product candidate in such parts of their respective territories as they elect.

In addition, under the collaboration agreement, we have granted GARDP a worldwide, fully paid, exclusive and royalty-free license, with the right to sublicense, to use our zoliflodacin technology in connection with GARDP’s development, manufacture and commercialization of zoliflodacin in low-income and specified middle-income countries, which we refer to collectively as the GARDP territory. We have retained commercial rights in all other countries worldwide, including the major markets in North America, Europe and Asia-Pacific. We also have retained the right to use and grant licenses to our zoliflodacin technology to perform our obligations under the collaboration agreement and for any purpose other than gonorrhea or community-acquired indications. GARDP will own all intellectual property developed in its performance under the collaboration agreement regarding formulation development of zoliflodacin. To the extent GARDP does not file patent applications for any such technology it develops under this collaboration agreement within six months of making or conceiving any invention related to such technology or does not use reasonable efforts to prosecute such patent applications and maintain such patents, GARDP shall assign to us the rights to such intellectual property. In the event we undertake and fund additional efforts outside of the current agreed-upon development plan for zoliflodacin in our territory that lead to the creation of new intellectual property, we will have a right to file and maintain this new intellectual property. In addition, we are obligated to maintain the intellectual property in the countries in the GARDP territory where we filed patent rights at the date of the agreement and, under specified conditions, in our territory, and GARDP must reimburse us for costs and expenses for the maintenance of such intellectual property rights in the countries of the GARDP territory. If we believe the results of the Phase 3 registration trial of zoliflodacin would be supportive of an application for marketing approval, we are obligated to use our best efforts to file an application for marketing approval with the FDA within six months of the completion of the trial and to use commercially reasonable endeavors to file an application for marketing approval with the EMA. Each party is responsible for using commercially reasonable efforts to obtain marketing authorizations for the product candidate in their respective territories.

Both parties have the right to terminate the collaboration agreement with 90 days’ written notice if the other party is in material breach or remains in material breach after a cure period, or with immediate effect upon the occurrence of certain specified events of insolvency. The collaboration agreement may also be terminated upon mutual written agreement. Either party may terminate the collaboration agreement at any time after completion or earlier termination of the Phase 3 registration trial with 12 months’ prior notice. We may terminate the collaboration agreement if GARDP has not achieved certain clinical milestones within a specified time period, unless the nonachievement was due to specified types of delay.

AstraZeneca

In May 2015, we entered into a Business Transfer and Subscription Agreement, or the AstraZeneca Agreement, with AstraZeneca, AstraZeneca UK Limited and AstraZeneca Pharmaceuticals LP, which was amended and restated in March 2016 and further amended in August 2017, pursuant to which we obtained, among other things, worldwide rights to SUL-DUR, ETX0282 and zoliflodacin.

Pursuant to the terms of the AstraZeneca Agreement, we agreed to pay AstraZeneca a one-time milestone payment of $5.0 million within three months of achieving a specified cumulative net sales milestone for SUL-DUR. This milestone payment will be automatically waived should our common stock trade on Nasdaq at or above a specified price at the time we achieve such specified cumulative net sales milestone for SUL-DUR, subject to adjustment for share splits, dividends and other similar events. We are also obligated to pay AstraZeneca a one-time milestone payment of $10.0 million within two years of achieving the first commercial sale of zoliflodacin. Following the achievement of either milestone, we are not permitted to pay dividends or make other distributions to any of our stockholders until the applicable milestone payment has been paid in full. If our board of directors deems the milestone payment obligation related to zoliflodacin to be significantly burdensome, AstraZeneca is required to explore in good faith modifications to the timing of such payment. At our election, either milestone payment may be paid in cash, shares of our common stock, or a combination of cash and stock. Additionally, we are obligated to pay AstraZeneca tiered, single-digit royalties on the annual worldwide net sales of SUL-DUR and, and the lesser of tiered, single-digit royalties on the worldwide annual net sales of zoliflodacin and a specified share of the royalties we receive from sublicensees of zoliflodacin. Royalties on sales of zoliflodacin do not include sales by GARDP in low-income and select middle-income countries as discussed below. Our obligation to make these royalty payments expires with respect to each product on a country-by-country basis upon the later of (i) the 10 year anniversary of the first commercial sale of a product in each such country or (ii) when the last patent right covering a product expires in each such country. We are required to use diligent efforts to achieve the first commercial sale of zoliflodacin and to commercialize, market, promote and sell zoliflodacin and SUL-DUR.

See Notes 9 and 14 to the Consolidated Financial Statements for more information on these collaborations and license agreements.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our product candidates, our core technologies, and other know-how. To accomplish this we rely on the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors. To help protect our proprietary know-how that is not patentable, we rely on trade secret protection and confidentiality agreements to protect our interests. We require our employees, consultants and advisors to enter into confidentiality agreements prohibiting the disclosure of confidential information and requiring disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. We file patent applications directed to our key product candidates to establish intellectual property positions. These patent applications are intended to protect new chemical entities relating to these product candidates as well as their manufacturing processes, intermediates and uses in the treatment of diseases.

The intellectual property portfolios for our most advanced product candidates are summarized below.

Durlobactam

Our intellectual property portfolio for our durlobactam program contains patent applications directed to compositions of matter for durlobactam and other chemical analogs, as well as methods of making, referred to as synthetic methods, and methods of use and modes of treatment using durlobactam in combination with one or more antibiotic compounds. As of December 31, 2019, we owned 4 issued U.S. patents, 1 pending U.S. application, 94 issued foreign patents as well as 23 pending foreign patent applications, of which 2 are allowed. The issued foreign patents are in several jurisdictions including Australia, the European Union, China, Hong Kong, Israel, India, Japan, Mexico, New Zealand, Philippines, Russia, Singapore, South Africa, South Korea and Taiwan. Issued U.S. and foreign patents and patents issuing from pending U.S. and foreign applications will have expiration dates of April 2033 and November 2035.

Zoliflodacin

Our intellectual property portfolio for zoliflodacin contains patent applications directed to compositions of matter for zoliflodacin and other chemical analogs, as well as synthetic methods and methods of use and modes of treatment. As of December 31, 2019, we owned 7 issued U.S. patents, 28 issued foreign patents as well as 24 pending foreign patent applications. The issued foreign patents are in several jurisdictions, including Australia, Canada, China, Eurasia, the European Union, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Philippines, Singapore, South Africa, South Korea and Taiwan. Issued U.S. and foreign patents and patents issuing from pending U.S. and foreign applications have expiration dates of October 2029, January 2034 and May 2035.

ETX0282

Our intellectual property portfolio for our ETX0282 program contains patent applications directed to compositions of matter for the prodrug ETX0282, the active molecule, ETX1317, and other chemical analogs, as well as synthetic methods, and methods of use and modes of treatment using ETX0282 and ETX1317 in combination with one or more antibiotic compounds. As of December 31, 2019, we owned one pending U.S. patent application and 19 pending foreign patent applications. Issued U.S. and foreign patents and patents issuing from pending U.S. and foreign applications will have expiration dates of September 2037.

ETX0462

Our intellectual property portfolio for our ETX0462 program contains patent applications directed to compositions of matter for ETX0462 and other chemical analogs, as well as synthetic methods, and methods of use and modes of treatment. As of December 31, 2019, we owned one pending U.S. patent application and 19 pending foreign patent applications. Issued U.S. and foreign patents and patents issuing from pending U.S. and foreign applications will have expiration dates of May 2038.

Provisional Patents

In addition to the issued and pending patent applications covering our most advanced product candidates, our portfolio also includes one pending provisional application relating to an early stage discovery project.

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

Intellectual Property from the Collaboration with Zai Lab

In April 2018, we entered into a license and collaboration agreement with Zai Lab for the development and commercialization of products containing durlobactam or SUL-DUR in China and a number of other Asia-Pacific countries, which we refer to collectively as the territory. We retain the right to use our technology to perform our obligations under the agreement and retain the exclusive right to use our technology in all other countries, including North America and Europe. Entasis solely owns all rights, title, and interest in all sole or joint patentable inventions that relate to the composition of matter or the method of use of a compound or licensed product. Entasis has the first right to file, prosecute and maintain all licensed patents throughout the world. Zai Lab shall be responsible for reimbursing Entasis for all costs and expenses related to maintaining the licensed patents in the territory.

Trademarks, Trade Secrets and Know-How

Our trademark portfolio currently consists of registered trademark and service mark rights for ENTASIS THERAPEUTICS in several jurisdictions, including the United States, the European Union, Japan, Argentina, Australia,

Brazil, Canada, India, Mexico, Norway, the Russian Federation, South Korea, Switzerland, Taiwan and Turkey, and pending applications in other jurisdictions. In addition, we have registered trademark rights for ENTASIS THERAPEUTICS (plus design) in the United States, the European Union, Argentina, Brazil, Japan, Australia, India, Norway, the Russian Federation, South Korea, Switzerland and Taiwan, and pending applications in other jurisdictions. We have also registered trademark rights for XACDURO and XULDURO in the United States, the European Union, Brazil, China, Honk Kong, India, Macau, New Zealand, the Philippines, Taiwan, and the United Arab Emirates, and pending applications in other jurisdictions. In connection with the ongoing development and advancement of our products and services in the United States and various international jurisdictions, we routinely seek to create protection for our marks and enhance their value by pursuing trademarks and service marks where available and when appropriate. In addition to patents and trademark protection, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees, and consultants, and invention assignment agreements with our employees. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees, and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, import and export of our products. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulation require the expenditure of substantial time and financial resources.

U.S. Government Regulation

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

Approval Processes

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or the FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulation require the expenditure of substantial time and financial resources. Failure to comply with the FDCA and other applicable U.S. requirements at any time during the product development process, approval process or after approval may subject us to a variety of administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

•	refusal to approve pending applications;
•	withdrawal of an approval;
•	imposition of a clinical hold;

•	warning letters, untitled letters and similar communications;
•	product seizures or recalls;
•

total or partial suspension of production or distribution, or injunctions, fines, restitution, disgorgement of profits or civil or criminal investigations and penalties brought by the FDA and the Department of Justice, or DOJ, or other governmental entities.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices or other applicable regulations;
•	submission to the FDA of an IND, application, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use, conducted in accordance with current Good Clinical Practices, or cGCP, which are ethical and scientific quality standards and FDA requirements for conducting, recording and reporting clinical trials to assure that the rights, safety and well-being of trial participants are protected;

•	preparation and submission to the FDA of an NDA;
•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s safety, identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some preclinical or nonclinical testing may continue even after the IND is submitted. In addition to including the results of the preclinical studies, the IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND and may affect one or more specific studies or all studies conducted under the IND.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with cGCP. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol and any amendments must be submitted to the FDA as part of the IND, and progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently in other situations, including the occurrence of serious adverse events. An IRB at each institution participating in the clinical trial must review and approve the protocol and any amendments before a clinical trial commences or continues at that institution, approve the information regarding the clinical trial and the informed consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their ClinicalTrials.gov website.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1. The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and elimination. In the case of some products for severe or life-threatening diseases, such as multidrug-resistant infections, especially when the product may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients with the target disease or condition.

•

Phase 2. Clinical trials are initiated in a limited patient population intended to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide an adequate basis for regulatory approval and product labeling.

Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points, including prior to submission of an IND, at the end of Phase 2 and before an NDA is submitted. Meetings at other times may also be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the end-of-phase 2 meeting to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial or trials that they believe will support approval of the new drug.

The Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric studies for certain drugs and biologics. Specifically, PREA requires original NDAs, biologic license applications, or BLAs, and supplements thereto for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration to contain a pediatric assessment unless the sponsor has received a deferral or waiver.

Concurrent with clinical trials, companies usually complete additional animal safety studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and the manufacturer must develop methods for testing the quality, purity and potency of the final drugs. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf-life.

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. The submission of an NDA is subject to the payment of user fees, but a waiver of such fees may be obtained under specified circumstances. The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

Once the submission is accepted for filing, the FDA begins an in-depth review. NDAs receive either standard or priority review. A drug representing a significant improvement in the safety or effectiveness of the treatment, prevention or diagnosis of a serious disease or condition may receive priority review. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of new molecular entities, or NMEs, are meant to be reviewed within ten months from the date on which FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of drugs that are not NMEs, the ten-month and six-month review periods run from the date that FDA receives the application. The review process may be extended by the FDA for three additional months to consider a major amendment to the application following the original submission.

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing complies with cGMP requirements to assure and preserve the product’s safety, identity, strength, quality and purity. The FDA may refer the NDA to an advisory committee for review and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendation.

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured and tested. These pre-approval inspections may cover all facilities associated with NDA submission, including drug component manufacturing (such as active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP. In addition, the FDA may require, as a condition of approval, risk evaluation and mitigation strategies, or REMS, restricted distribution and use, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials, restrictions on direct-to-consumer advertising or commitments to conduct additional research post-approval.

On the basis of the FDA’s evaluation of the NDA and accompanying information, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. If the FDA ultimately decides that the NDA does not satisfy the criteria for approval, the FDA will issue a complete response letter to indicate that the agency will not approve the NDA in its present form. The complete response letter usually describes all of the specific deficiencies in the NDA identified by the FDA. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application.

Expedited Review and Approval

The FDA has various programs, including Fast Track and priority review, which are intended to expedite or simplify the process for reviewing drugs. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious diseases with the potential, based on nonclinical or clinical data, to fill an unmet medical need. Priority review is designed to give drugs that offer a significant improvement in safety or effectiveness of treatment for a serious condition an expedited review within eight months from the completed submission (six months from filing) as compared to a standard review time of twelve months from the completed submission (10 months from filing) for a standard new molecular entity NDA. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review.

The GAIN Act is intended to provide incentives for the development of new QIDPs. A new drug that is designated as a QIDP after a request by the sponsor that is made before an NDA is submitted will be eligible, if approved, for an additional five years of exclusivity beyond any period of exclusivity to which it would have previously been eligible. In addition, a QIDP will receive priority review and qualify for a Fast Track designation. QIDPs are defined as antibacterial or antifungal drugs intended to treat serious or life-threatening infections, including those caused by an antibacterial or antifungal resistant pathogen or qualifying pathogens identified by the FDA. SUL-DUR has been designated by the FDA as a QIDP for the treatment of hospital-acquired and ventilator-acquired bacterial pneumonia and bloodstream infections due to Acinetobacter baumannii. Zoliflodacin has also been designated as a QIDP by the FDA for the treatment of uncomplicated gonorrhea.

Patent Term Restoration and Data Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years for a single patent for an approved product as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date.

Data exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company using the drug entitled to data exclusivity as the reference listed drug, or RLD. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of data exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the use or conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent for other uses or conditions of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

In addition, as described above, under the GAIN Act a new drug that is designated as a QIDP is eligible for an additional five years of exclusivity to be added to certain other exclusivity periods that the application may qualify for upon approval, specifically five-year exclusivity, three-year exclusivity, and orphan exclusivity.

Pediatric Exclusivity

The Best Pharmaceuticals for Children Act provides for an additional six months of exclusivity, which is added on to patent and exclusivity periods in effect at the time the pediatric exclusivity award is granted, if a sponsor conducts clinical trials in children in response to a written request from the FDA, or a Written Request. The FDA may request studies on approved indications in separate Written Requests. The issuance of a Written Request does not require the sponsor to undertake the described studies. To date, we have not received any Written Requests.

Post-approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems, including safety issues, with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA and other authorities also strictly regulate the promotional claims that may be made about prescription products. Under the FDCA the sponsor of an approved drug in the United States may not promote that drug for unapproved, or off-label, uses, although a physician may prescribe a drug for an off-label use in accordance with the practice of medicine. If we are found to have promoted off-label uses, we may be subject to significant liability, including sanctions, civil and criminal fines, and injunctions prohibiting us from engaging in specified promotional conduct.

Moreover, any drug products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things:

•	record-keeping requirements;
•	reporting of adverse experiences with the drug;
•	providing the FDA with updated safety and efficacy information;
•	drug sampling and distribution requirements;
•	notifying the FDA and gaining its approval of specified manufacturing or labeling changes;
•	complying with certain electronic records and signature requirements; and
•	complying with FDA promotion and advertising requirements.

Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMP requirements and other laws.

Failure to comply with the FDCA and other applicable U.S. requirements at any time during the product development process, approval process or after approval may subject us to a variety of administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

•	refusal to approve pending applications;
•	withdrawal of an approval;
•	imposition of a clinical hold;
•	warning letters, untitled letters and similar communications;
•	product seizures or recalls;
•	total or partial suspension of production or distribution; or
•	injunctions, fines, restitution, disgorgement of profits or civil or criminal investigations and penalties brought by the FDA and DOJ, or other governmental entities.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, or EU, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Under EU regulatory systems, a company may submit marketing authorization applications under the centralized, decentralized or mutual recognition procedures, or under the purely national route of approval. The centralized procedure is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of acquired immune deficiency syndrome, or AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases, and designated orphan medicines, and is optional for other medicines that are highly innovative. Under the centralized procedure, a marketing application is submitted to the European Medicines Agency, or EMA, where it will be evaluated by the relevant scientific committee, in most cases the Committee for Medicinal Products for Human Use, and a favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all EU member states and, by extension (after national implementing measures), in Norway, Iceland and Liechtenstein. In general, an initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. The decentralized procedure allows marketing authorization applications to be submitted simultaneously in two or more EU member states, whereas the mutual recognition procedure must be used if the product has already been authorized in at least one other EU member state. Both the decentralized and mutual recognition procedures provide for approval by one or more “concerned” member states based on an assessment of an application performed by one-member state, known as the “reference” member state.

Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must approve the assessment report and related materials, unless they identify a serious risk to public health. Under the mutual recognition procedure, the concerned member states have the same 90-day period to recognize the marketing authorization in the reference member state. In either case, concerns about serious risks to public health escalate through the relevant EMA scientific committees, and the disputed points may eventually result in a consensus opinion from the Committee for Medicinal Products for Human Use that is referred to the European Commission, whose decision is binding on all member states. The purely national procedure results in a marketing authorization in a single EU member state.

Following the result of a referendum in 2016, the United Kingdom left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the EU, the United Kingdom will be subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules will continue to apply. Negotiations between the United Kingdom and the EU are expected to continue in relation to the customs and trading relationship between the United Kingdom and the EU following the expiry of the Transition Period.

Because the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, immediately following Brexit, it is expected that the United Kingdom’s regulatory regime will remain aligned with EU regulations. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom. In the longer term, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom or the EU.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item, good, facility or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers, among others, on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that are alleged to be intended to induce prescriptions, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal Anti-Kickback Statute has been violated. Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the Affordable Care Act, or ACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim for payment for items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

Federal false claims laws, including the civil False Claims Act, and civil monetary penalties laws prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a claim paid. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws.

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

In addition, we may be subject to data privacy and security regulations promulgated by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, impose certain requirements on covered entities (i.e., certain healthcare providers, health plans and healthcare clearinghouses) relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

Additionally, the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the children’s health insurance program (with certain exceptions) to annually report information related to certain payments or other transfers of value provided to physicians, as defined by such law, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and information related to certain ownership and investment interests held by physicians and their immediate family members.

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

Healthcare and Other Reform

In the United States, there have been and continue to be a number of significant legislative initiatives to contain healthcare costs. Federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, healthcare, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the United States Congress enacted the ACA, which expanded health care coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs. Under the Trump administration, there have been ongoing efforts to modify or repeal all or certain provisions of the ACA. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty established under the ACA for individuals who do not maintain mandated health insurance coverage beginning in 2019. The ACA has also been subject to judicial challenge. In December 2018, a federal district court, in a challenge brought by a number of state attorneys general, found the ACA unconstitutional in its entirety because, once Congress repealed the individual mandate provision, there was no longer a basis to rely on Congressional taxing authority to support enactment of the law. In December 2019, federal appellate court upheld the district court ruling that the individual mandate was unconstitutional and remanded the case back to the district court to determine whether the remaining provisions of the ACA are invalid as well. The Trump Administration announced it will continue to administer the law until a formal decision is made by the United States Supreme Court, which is not expected to occur until 2020 at the earliest, after additional legal steps are completed.

There have also been other reform initiatives under the Trump Administration, including initiatives focused on drug pricing. For example, the Bipartisan Budget Act of 2018 contained various provisions that affect coverage and reimbursement of drugs, including an increase in the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap from 50% to 70% starting in 2019. In addition, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. As another example, in May of 2018, President Trump and the Secretary of the Department of Health and Human Services, or HHS, released a “blueprint” to lower prescription drug prices and out-of-pocket costs. Certain proposals in the blueprint, and related drug pricing measures proposed since the blueprint, could cause significant operational and reimbursement changes for the pharmaceutical industry. HHS has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

There have also been recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices and address price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

In 2019, the DISARM Act of 2019 was introduced in Congress as new legislation to provide financial incentives for pharmaceutical companies to develop new antibiotics. This new legislation was guided by input from the Infectious Disease Society of America, or IDSA and will help to ensure that patients can access new antibiotics when they are clinically appropriate, require hospitals to establish antibiotic stewardship programs, and spur improved reporting of antibiotic use and resistance to more rapidly identify challenges and inform best practices.

General legislative cost control measures may also affect reimbursement for our product candidates. The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare, but not Medicaid, payments to providers in 2013 and will remain in effect through 2029 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our current or future products if approved for sale. We cannot, however, predict the ultimate content, timing or effect of any changes to the ACA or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results.

Corporate and Other Information

Entasis Therapeutics Holdings Inc. was incorporated under the laws of the State of Delaware in March 2018. Our shares are listed on The Nasdaq Global Market, where our trading symbol is ETTX. Our principal executive offices are located at 35 Gatehouse Drive, Waltham, Massachusetts 02451 and our telephone number is (781) 810‑0120.

As of March 9, 2020, we had 47 full-time employees, all of whom were located in the United States and employed by our U.S. subsidiary, Entasis Therapeutics Inc. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Risks Related to Our Financial Position and Capital Needs

We believe our current cash and cash equivalents will be sufficient to fund our business only for a limited amount of time, and if we are not able to raise additional funds, we may be unable to continue as a going concern.

As of December 31, 2019, we had $41.0 million of cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2020. This estimate is based on our current assumptions, including assumptions relating to our ability to manage our spend, that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. These funds will not be sufficient to enable us to complete all necessary development activities and commercially launch any of our product candidates. We anticipate that we will continue to incur net losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the issuance of our consolidated financial statements for the year ended December 31, 2019. We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. Management’s plans to raise more capital in this regard are described in Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

We are an advanced, clinical-stage, biopharmaceutical company with a limited operating history. We have not generated any revenue from the sale of products and have incurred losses in each year since our inception in 2015. Our net loss was $43.9 million and $33.0 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $134.0 million. We have funded our operations to date primarily with proceeds from the sale of convertible preferred stock in private placements and the sale of common stock in our initial public offering. We have also either directly received funding or financial commitments from, or have had our program activities conducted and funded by, the U.S. government through our arrangements with the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program, or CARB-X, and the U.S. Department of Defense, and have received non-profit awards from the Global Antibiotic Research and Development Partnership, or GARDP, and upfront and milestone payments of $12.0 million and research support funding of $0.6 million, less applicable taxes, from our license and collaboration agreement with Zai Lab (Shanghai), Co., Ltd., or Zai Lab.

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

To become and remain profitable, we and our collaborators must succeed in developing and eventually commercializing drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining regulatory approval, manufacturing, marketing and selling any products for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

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

We commenced active operations in 2015, and our operations to date have been largely focused on raising capital, identifying and developing our product candidates and preclinical program, broadening our expertise in the development of our product candidates, and undertaking preclinical studies and conducting clinical trials. As an organization, we have not yet demonstrated an ability to successfully complete Phase 3 registration trials, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We require substantial additional funding to be able to continue as a going concern and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce or altogether cease our product development programs or commercialization efforts.

Our cash, cash equivalents, and short term investments as of December 31, 2019 are expected to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2020, but are not sufficient to sustain our operations in the long term. Management’s current operating plans, existing cash, cash equivalents and short-term investments are not sufficient to fund the Company’s operations for the next 12 months. As such, management believes there is substantial doubt about the Company’s ability to continue as a going concern. We will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

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

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available until at least the end of 2021, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

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

As of December 31, 2019, we had U.S. federal, state and foreign net operating loss carryforwards, or NOLs, of $74.9 million, $76.4 million and $91.8 million, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. To the extent that we continue to generate tax losses, unused losses generated in tax years ending on or prior to December 31, 2017 will carry forward to offset future taxable income, if any, until such unused losses expire. Unused tax losses generated after December 31, 2017 under the Tax Cuts and Jobs Act of 2017, or the Tax Act, will not expire and may be carried forward indefinitely, but will be deductible only to the extent of 80% of current taxable income in any given year. It is uncertain if and to what extent various U.S. states will conform to the Tax Act. Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, which we refer to as the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change U.S. federal income or U.S. federal taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future and/or subsequent shifts in our share ownership (some of which shifts are outside our control). As a result, if we earn net taxable income for U.S. federal income tax purposes, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of U.S. state tax law may also apply to limit our use of accumulated state tax attributes, including our state NOLs. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could negatively impact our future cash flows.

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

Risks Related to the Development of Our Product Candidates and Preclinical Program

We depend to a large degree on the success of our most advanced product candidates, which are in clinical development but have not completed Phase 3 registration trials. If we do not obtain regulatory approval for and successfully commercialize one or more of our product candidates or if we experience significant delays in doing so, we may never become profitable.

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources on the development of SUL-DUR and ETX0282CPDP as product candidates for the treatment of serious infections caused by multidrug-resistant Gram-negative bacteria. We expect that a substantial portion of our efforts and expenses over the next few years will be devoted to the development of SUL-DUR, ETX0282CPDP and any other product candidates we develop. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of SUL-DUR, zoliflodacin, ETX0282CPDP and any other product candidates we develop. We cannot be certain that our product candidates will receive regulatory approval or will be successfully commercialized even if they receive regulatory approval. The research, development, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of our product candidates are, and will remain, subject to comprehensive regulation by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, and comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Failure to obtain regulatory approval for our product candidates in the United States will prevent us from commercializing and marketing our product candidates. The success of our product candidates and preclinical program will depend on several additional factors, including:

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. For instance, with respect to SUL-DUR, we cannot guarantee that the dose regimen used in the Phase 3 registration trial will be effective. We cannot guarantee that the rigorous pharmacokinetic and pharmacodynamic modeling approach, including input from the completed Phase 1 clinical trial assessing pharmacokinetics in renally impaired patients and the completed Phase 2 clinical trial in patients with complicated urinary tract infections, or cUTIs, that we used to select the Phase 3 dosing regimen will be validated in the Phase 3 registration trial in patients with Acinetobacter infections. The dose regimen to be used in the single Phase 3 registration trial will be the first evaluation of SUL-DUR in patients with pneumonia and bloodstream infections caused by Acinetobacter. Our observation of SUL-DUR penetration into the lung in the Phase 1 clinical trial may not be predictive of drug exposure in patients with pneumonia caused by Acinetobacter.

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

If clinical trials of SUL-DUR, zoliflodacin, ETX0282CPDP or any other product candidate that we may advance to clinical trials fail to demonstrate safety and efficacy to the satisfaction of the FDA, the EMA or other comparable regulatory authorities, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of SUL-DUR, zoliflodacin, ETX0282CPDP or any other product candidate.

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

We may experience numerous unforeseen events prior to, during, or because of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize SUL-DUR, zoliflodacin, ETX0282CPDP or any of our future product candidates, including:

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

•

clinical trials of our product candidates may produce negative or inconclusive results; for example, the mortality rate among patients with Acinetobacter infections is high and may confound the execution and analysis of our Phase 3 registration trial;

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

If we are required to conduct additional clinical trials or other testing of SUL-DUR, zoliflodacin, ETX0282CPDP or any of our future product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials or other testing of SUL-DUR, zoliflodacin, ETX0282CPDP or any of our future product candidates, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

Our product development costs may also increase if we experience delays in testing and we may be required to obtain additional funds to complete clinical trials. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of SUL-DUR, zoliflodacin, ETX0282CPDP or any of our future product candidates.

If we are not successful in discovering, developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Although a substantial amount of our effort will focus on the continued clinical testing and potential regulatory approval of SUL-DUR, zoliflodacin and ETX0282CPDP an element of our strategy is to discover, develop and commercialize a portfolio of product candidates to treat serious infections caused by multidrug-resistant Gram-negative bacteria. We are seeking to do so by utilizing our targeted-design platform, which uses bacterial genomics and state-of-the-art molecular and dynamic models to design active new compounds that target validated mechanisms of resistance. We focus our clinical development on multidrug-resistant pathogens and patients with high, unmet medical needs to leverage the development and regulatory paths available for first-in-class or best-in-class antibiotics. Research efforts to identify and develop product candidates require substantial technical, financial and human resources, whether any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

If we fail to develop and successfully commercialize other current and future product candidates, our business and future prospects may be harmed, and our business will be more vulnerable to any problems that we encounter in developing and commercializing SUL-DUR, zoliflodacin or ETX0282CPDP.

If we or our collaborators experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate, continue or complete clinical trials of SUL-DUR, zoliflodacin, ETX0282CPDP or any other product candidate that we develop if we and our collaborators are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or other comparable regulatory authority. We have limited experience enrolling patients in our clinical trials and cannot predict how successful we will be in enrolling patients in future clinical trials.

For instance, patients involved in our clinical trials are generally in the hospital setting and the decision to participate can be made by the caregiver or doctor. Accordingly, seeking consent for patient participation may become difficult when the family and/or the patient may not be available to consider participation in a clinical trial and the providers/investigators seeking the consent often have no established relationship with the family or patient. This relationship and trust is what many potential participants depend on when making medical decisions, including participating in clinical trials. Patients may also be reluctant to participate in a clinical trial with an investigational drug. In addition, some of our competitors have ongoing clinical trials to treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors. If we are not successful at enrolling patients in one clinical trial, it may affect when we are able to initiate our next clinical trial, which could result in significant delays in our efforts to pursue regulatory approval of and commercialize our product candidates. Patient enrollment is affected by other factors including:

•	the size and nature of the patient population;
•	the severity of the disease under investigation;
•	the proximity and availability of clinical trial sites for prospective patients;

•	the eligibility criteria for participation in the clinical trial;
•	the design of the clinical trial;
•	the perceived risks and benefits of the product candidate under study;
•	our ability to recruit clinical trial investigators with appropriate experience;
•	the availability of drugs approved to treat the diseases under study;
•	the patient referral practices of physicians;
•	our ability to obtain and maintain patient consents;
•	the ability to monitor patients adequately during and after treatment;
•	the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
•	the impact of public health epidemics, such as the coronavirus currently impacting China and elsewhere.

Additionally, infections with Acinetobacter are relatively uncommon compared to other serious bacterial infections and finding a sufficient number of suitable patients with Acinetobacter infections, including patients infected with carbapenem-resistant Acinetobacter, to enroll in ATTACK may be a potential challenge. Patients enrolled into the clinical trial may have up to 48‑hours of prior antimicrobial therapy while identification of Acinetobacter using routine microbiologic culture is occurring, but this time window may be insufficient in some cases for identifying Acinetobacter, thereby limiting patient enrollment. To address this issue, we are employing an FDA-cleared rapid diagnostic for the identification of Acinetobacter. We cannot, however, guarantee that each hospital will utilize this rapid diagnostic as part of their screening and enrollment process or if we will be able to implement the rapid diagnostic in every hospital that is participating in ATTACK. Additionally, patients with Acinetobacter infections are generally very sick and, in some cases, may be unconscious and requiring mechanical ventilation, providing a further potential enrollment challenge. Furthermore, although mortality in some patients is to be expected and is the endpoint of our ongoing Phase 3 registration trial of SUL-DUR, enrollment of near-terminally ill patients could result in a failure to meet our clinical trial endpoints because the patients are too ill to be expected to respond to effective therapy.

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. For example, in the initial Phase 1 clinical trial of ETX0282CPDP, 8 subjects out of 61 experienced mild-to-moderate vomiting. We have analyzed data from these healthy volunteers as well as options to mitigate this effect, including co-administration with food and modified release formulations. Often, it is not possible to determine whether the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that as we test our product candidates in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. Many times, side effects are only detectable after investigational drugs are tested in large-scale, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that any of our current product candidates, including SUL-DUR, zoliflodacin and ETX0282CPDP, or any future product candidates of ours, has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition.

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

We expect to develop durlobactam and ETX0282 in combination with approved drugs. If the FDA, the EMA or comparable regulatory authority revokes their approval, we may be unable to obtain approval for our product candidates.

Our lead product candidate, durlobactam, and one of our other product candidates, ETX0282, inhibit one of the most prevalent forms of bacterial resistance, β-lactamase enzymes, so-named because of their ability to inactivate β-lactam antibiotics, one of the most commonly used classes of antibiotics. By blocking this resistance mechanism, these product candidates, when administered in combination with β-lactam antibiotics, are designed to restore the efficacy of those antibiotics. Durlobactam is a novel IV, broad-spectrum β-lactamase inhibitor, or BLI, that we are developing in combination with sulbactam, an IV β-lactam antibiotic, for the treatment of a variety of serious multidrug-resistant infections caused by Acinetobacter. ETX0282 is a novel, oral BLI that we are developing in combination with cefpodoxime, an oral β-lactam antibiotic, for the treatment of cUTIs, including those caused by Enterobacteriaceae.

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

Each of our hospital-based product candidates, including SUL-DUR and ETX0282CPDP, is aimed at treating antibiotic resistant gram-negative bacteria of a specific genus and/or species, such as Acinetobacter baumannii, Pseudomonas aeruginosa or certain strains of Enterobacteriaceae. Typically, when a patient presents in the hospital with an infection and the bacteria causing the infection is not known or only suspected, a broad-spectrum antibiotic is administered as a first-line empiric treatment pending tests to identify the bacterial pathogen causing the infection and resistance profile. Our product candidates are being developed for use following the identification of the bacterial pathogen and if the resistance profile of the bacterial pathogen suggests that the first-line broad-spectrum antibiotic is not likely to be effective. Our product candidates are designed to treat specific antibiotic-resistant bacteria where broad-spectrum antibiotics are typically not effective due to the development of antibiotic resistance. However, in those cases when first-line treatment with a broad-spectrum antibiotic has been effective, there would not be a need for second-line treatment with our product candidates. If the bacteria we target become less resistant to existing broad-spectrum antibiotics, or if new broad-spectrum antibiotics are developed that are equally effective against the specific bacteria we target, then the potential demand for our product candidates could be diminished.

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
•

business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods, fires, and public health epidemics, such as the coronavirus outbreak currently impacting China and elsewhere.

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any new drug application, or NDA, we submit. Any such delay or rejection could prevent us from commercializing SUL-DUR, zoliflodacin, ETX0282CPDP or future product candidates.

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

We have limited capabilities for drug development and do not yet have any capabilities for sales, marketing or distribution. We are, and expect to continue to be, dependent on collaborations relating to the development and commercialization of our existing and future product candidates. We currently have a collaborative relationship with Zai Lab to develop durlobactam and SUL-DUR in the Asia-Pacific region and with GARDP to co-develop zoliflodacin in a Phase 3 registration trial in uncomplicated gonorrhea. We have had and will continue to have discussions on potential partnering opportunities with various pharmaceutical companies. In addition, we may seek third-party collaborators for the development and commercialization of our product candidates, particularly for the development and commercialization of our product candidates outside the United States. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we fail to enter into or maintain collaborations on reasonable terms or at all, our ability to develop our existing or future product candidates could be delayed, the commercial potential of our products could change, and our costs of development and commercialization could increase. If we enter into any future collaboration arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•	collaborators may be subject to geo-political actions, natural disasters or other occurrences, including public health epidemics such as the coronavirus currently impacting China and elsewhere;
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

The failure of Zai Lab or GARDP to adequately perform their obligations and responsibilities in the conduct of our Phase 3 registration trials of SUL-DUR and zoliflodacin, respectively, could harm our business because we may not obtain regulatory approval for SUL-DUR or zoliflodacin in a timely manner, or at all.

We have entered into a license and collaboration agreement with Zai Lab, pursuant to which they will manage the portion of our Phase 3 registration trial of SUL-DUR for Acinetobacter infections conducted in China. We have also entered into an arrangement with GARDP pursuant to which it is conducting the Phase 3 registration trial of zoliflodacin in patients with uncomplicated gonorrhea. Under our arrangement with Zai Lab, Zai Lab will fund most of our clinical trial costs in China for SUL-DUR, including all costs for our Phase 3 registration trial for Acinetobacter infections. Under our agreement with GARDP, GARDP will fund all the Phase 3 development costs for zoliflodacin, including costs of the manufacture and supply of the product candidate, and will take the lead in Phase 3 clinical development activities. While we expect to provide operational and logistical support for the Phase 3 registration trials, we have limited control of the activities of our collaborators. We cannot control whether our collaborators will devote sufficient time and resources to the Phase 3 registration trials. If either Zai Lab or GARDP does not successfully carry out its obligations and responsibilities or meet expected deadlines, or if the quality or accuracy of the clinical data either obtains is compromised due to the failure to adhere to clinical protocols, regulatory requirements or for other reasons, either of the Phase 3 registration trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, SUL-DUR or zoliflodacin. As a result, our results of operations and the commercial prospects for SUL-DUR or zoliflodacin would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Although Zai Lab and GARDP are each responsible for conducting specified Phase 3 registration trial activities, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on our collaborators does not relieve us of our regulatory responsibilities. We are required to comply with GCP for any product candidate of ours in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we fail to comply with applicable GCP, the clinical data generated in our trials may be deemed unreliable and the FDA or foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, we must conduct our clinical trials with drug product manufactured under current good manufacturing practices, or cGMP, requirements. Failure to comply with any of these regulations may require us to repeat preclinical studies and clinical trials, which would delay the regulatory approval process.

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

In addition, we plan to develop certain of our product candidates for use as a fixed-dose combination therapy. If manufacturing or other issues result in a supply shortage of sulbactam, cefpodoxime or any other currently approved drug that we may study in combination with durlobactam, ETX0282 or any of our future product candidates, we may not be able to complete clinical development of our product candidates on our current timeline or at all.

We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of any of our product candidates. In the future, we may be unable to enter into agreements with third-party manufacturers for commercial supplies of our product candidates or may be unable to do so on acceptable terms.

Even if we can establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the third party;
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how;
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and

•	supply chain disruptions due to geo-political actions, natural disasters or public healthy crises, including epidemics such as the coronavirus.

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

Even if we obtain approvals from the FDA, the EMA or other comparable regulatory agencies and can initiate commercialization of SUL-DUR, zoliflodacin, ETX0282CPDP or any other product candidates we develop, the product candidate may not achieve market acceptance among physicians, patients, hospitals, including pharmacy directors, and third-party payors and, ultimately, may not be commercially successful. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on several factors, including:

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

The development and commercialization of new drug products is highly competitive. We face competition from major multi-national pharmaceutical companies, biotechnology companies, specialty pharmaceutical companies and generic drug companies with respect to SUL-DUR, zoliflodacin, ETX0282CPDP and other product candidates that we may develop and commercialize in the future. There are several large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of drug-resistant infections. Potential competitors also include academic institutions, government agencies and other public and private research organizations. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, more effectively marketed and sold or less costly than SUL-DUR, zoliflodacin, ETX0282CPDP or any other product candidates that we may develop, which could render our product candidates non-competitive and obsolete.

We are initially developing SUL-DUR for the treatment of multidrug-resistant Acinetobacter infections. Due to rising resistance rates, standard-of-care treatment for multidrug-resistant Acinetobacter often includes a combination of several last-line treatment options, including carbapenems, tetracyclines and polymyxins, all generically available agents. No marketed antibiotic has been approved for the treatment of carbapenem-resistant Acinetobacter. We are aware of other potentially competitive approved products, or product candidates in clinical development that have shown in vitro activity against Acinetobacter: minocycline, marketed by Melinta Therapeutics Inc., XeravaTM, recently approved by the FDA for complicated intra-abdominal infections (CIAI) and TP‑6076, currently in a Phase 1 clinical trial, from Tetraphase Pharmaceuticals, Inc.

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

We are initially developing ETX0282CPDP for the treatment of cUTIs. There are a variety of generically available antibiotic classes available for the treatment of such infections, including cephalosporins, carbapenems and fluoroquinolones. Additionally, there are several recently approved IV agents targeting multidrug-resistant cUTIs, including Avycaz®, Vabomere® Zemdri®, Fetroja® and Recarbrio®. We are aware of additional potentially competitive oral product candidates in clinical development that may address a limited breadth of multidrug-resistant Gram-negative pathogens: sulopenem from Iterum Therapeutics Limited and tebipenem from Spero Therapeutics Inc., both currently in a Phase 3 clinical trial.

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

Market acceptance and sales of any product candidates that we commercialize will depend in part on the extent to which reimbursement for these drugs and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug does not assure that other payors will also provide coverage and adequate reimbursement for the drug. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each payor determines whether it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its list of covered drugs, or formulary, it will be placed. The position on a payor’s formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our drugs, and providers are unlikely to prescribe our drugs, unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our drugs and their administration.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of Manoussos Perros, Ph.D., our chief executive officer, Michael Gutch, Ph.D., our chief financial officer and chief business officer, David Altarac, M.D., our chief medical officer, John Mueller, Ph.D., our chief development officer, Ruben Tommasi, Ph.D., our chief scientific officer, and Eric Kimble, our chief commercial officer, as well as the other members of our scientific and clinical teams. Although we have employment agreements with our executive officers, each of them may nevertheless terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees.

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

As of December 31, 2019 we had 48 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

If we are found to infringe a third-party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative effect on our business.

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

Our business was founded in 2015 as a spin-out from AstraZeneca AB, or AstraZeneca. Although all patent applications are fully owned by us and were either filed by AstraZeneca with all rights fully transferred to us, or filed in our sole name, because we acquired certain of our patents from AstraZeneca, we must rely on their prior practices, regarding the assignment of such intellectual property. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

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

In addition, any proprietary name we propose to use with SUL-DUR, zoliflodacin, ETX0282CPDP or any other product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

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

To market and sell our products in the European Union, or EU, and any other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain approval from the FDA. The regulatory approval process outside the United States generally includes all the risks associated with obtaining approval from the FDA. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, failure to obtain approval in one jurisdiction may impact our ability to obtain approval elsewhere. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

The withdrawal of the United Kingdom from the EU, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the EU, result in restrictions or imposition of taxes and duties for importing our product candidates into the EU, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU

Following the result of a referendum in 2016, the United Kingdom left the EU on January 31, 2020, commonly referred to as Brexit.  Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the EU, the UK will be subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules will continue to apply.  Negotiations between the United Kingdom and the EU are expected to continue in relation to the customs and trading relationship between the United Kingdom and the EU following the expiry of the Transition Period.

Because a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the EU. For example, as a result of the uncertainty surrounding Brexit, the EMA relocated to Amsterdam from London. Following the Transition Period, the United Kingdom will no longer be covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the United Kingdom , the potential process for which is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the EU and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the EU, or we may incur expenses in establishing a manufacturing facility in the EU in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the EU for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.

Fast Track designation for one or more of our product candidates may not actually lead to a faster development or regulatory review or approval process.

In September 2017, we received Fast Track designation from the FDA for SUL-DUR for the treatment of a variety of serious multidrug-resistant infections caused by Acinetobacter, and in May 2014, we received Fast Track designation for zoliflodacin for the treatment of uncomplicated gonorrhea. If a product is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address the unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation. Even though we have received Fast Track designation for SUL-DUR for the treatment of a variety of serious multidrug-resistant infections caused by Acinetobacter and for zoliflodacin for the treatment of uncomplicated gonorrhea, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Non-compliance with U.K. and EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, also can result in significant financial penalties. Similarly, failure to comply with the U.K.’s or EU’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

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

•

the federal Physician Payments Sunshine Act, created under Section 6002 of Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, and its implementing regulations, which created annual reporting requirements for manufacturers of drugs, devices, biologicals and medical supplies for certain payments and “transfers of value” provided to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and drug pricing; state and local laws requiring the licensure of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Future legislation, and/or regulations and policies adopted by the FDA, the EMA or comparable regulatory authorities, may increase the time and cost required for us or our collaborators to conduct and complete clinical trials of SUL-DUR, zoliflodacin, ETX0282CPDP and our other product candidates and potential product candidates.

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

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of any certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Act included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business. It is uncertain the extent to which any such changes may impact our business or financial condition.

In addition to the ACA, other federal health reform measures have been proposed and adopted in the United States. For example, the Medicare Access and CHIP Reauthorization Act of 2015 ended the use of the statutory formula for clinician payment and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System, or MIPS.  In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. It is unclear how payment reductions or the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare program. It is also unclear if changes in Medicare payments to providers would impact such providers’ willingness to prescribe and administer our products, if approved.

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

There has been heightened governmental scrutiny in the United States and abroad of pharmaceutical pricing practices considering the rising cost of prescription drugs and biologics. In the United States, such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. The Trump administration also released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Outside of the United States, particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

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

Existing, new or future changes in tax laws, regulations and treaties, or the interpretation thereof, in addition to tax policy initiatives and reforms under consideration in the United States or internationally and other initiatives could have an adverse effect on the taxation of international businesses. Furthermore, countries where we are subject to taxes, including the United States, are independently evaluating their tax policy and we may see significant changes in legislation and regulations concerning taxation. On December 22, 2017, President Trump signed into law the Tax Act, which significantly revised the Code. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. Other legislative changes could also affect the taxation of holders of our common stock. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our effective tax rates in the future in countries where we have operations and have an adverse effect on our overall tax rate in the future, along with increasing the complexity, burden and cost of tax compliance. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislative changes and the potential tax consequences of investing in or holding our common stock.

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

•	the commencement, enrollment or results of our planned and future clinical trials;
•	the loss of any of our key scientific or management personnel;
•	regulatory or legal developments in the United States and other countries;
•	the success of competitive products or technologies;
•	adverse actions taken by regulatory agencies with respect to our clinical trials or manufacturers;
•	changes or developments in laws or regulations applicable to our product candidates and preclinical program;
•	changes to our relationships with collaborators, manufacturers or suppliers;
•	the results of our testing and clinical trials;
•	unanticipated safety concerns;
•	announcements concerning our competitors or the pharmaceutical industry in general;
•	changes in the structure of healthcare payment systems;
•	actual or anticipated fluctuations in our operating results;
•	changes in our financial results, including our ability to continue as a going concern, or changes of recommendations by securities analysts;
•	potential acquisitions;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates;
•	the trading volume of our common stock on The Nasdaq Global Market;
•	sales of our common stock by us, our executive officers and directors or our stockholders or the anticipation that such sales may occur in the future;
•	general economic, political and market conditions and overall fluctuations in the financial markets in the United States or the United Kingdom;
•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry; and
•	investors’ general perception of us, our business and the antibiotic sector.

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

In October 2019, we entered into a common stock purchase agreement, or CSPA, with Aspire Capital Fund, LLC, or Aspire, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire is committed to purchase up to an aggregate of $20.0 million of shares of our common stock, or the Purchase Shares, over the 30-month term of the CSPA. The number of shares ultimately offered for sale to Aspire is dependent upon the number of shares we elect to sell to Aspire under the CSPA. Depending upon market liquidity at the time, sales of shares of our common stock under the CSPA may cause the trading price of our common stock to decline.

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

We have a right to sell up to 50,000 Purchase Shares per day under our CSPA with Aspire, which may be increased by mutual agreement up to an additional 2,000,000 Purchase Shares per day. The extent to which we rely on Aspire as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. The aggregate number of shares that we can sell to Aspire under the CSPA may in no case exceed 2,626,165 shares of our common stock (which is equal to approximately 19.99% of the common stock outstanding on the date of the CSPA), including the 104,167 shares of common stock issued to Aspire as a commitment fee, or the Exchange Cap, unless stockholder approval is obtained to issue more, in which case the Exchange Cap will not apply.

Future sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of shares of our common stock.

Our common stock is thinly traded. As a consequence of this lack of liquidity, sales of a substantial number of our shares of common stock in the public markets, or the perception that such sales could occur, could depress the market price of our shares of common stock and impair our ability to raise capital through the sale of additional equity securities. A substantial number of shares of common stock could be purchased by Aspire under the CSPA, and we cannot predict if and when Aspire may sell such shares in the public markets. We cannot predict the number of these shares that might be sold nor the effect that future sales of our shares of common stock would have on the market price of our shares of common stock.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions and matters submitted to stockholders for approval.

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates beneficially own, in the aggregate, 57.7% of our outstanding common stock, based on the number of shares of our common stock outstanding as of December 31, 2019. As a result, these persons, acting together, would be able to control all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all our assets, or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by: delaying, deferring, or preventing a change in control; entrenching our management and/or the board of directors; impeding a merger, consolidation, takeover, or other business combination involving us; or by discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act and the rules and regulations of The Nasdaq Stock Market, or Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Beginning with this annual report, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10‑K filing for the year, as required by Section 404 of the Sarbanes-Oxley Act. This has required that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expended significant management efforts.

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

You should not rely on an investment in our common stock to provide dividend income. Pursuant to our Business Transfer and Subscription Agreement with AstraZeneca, we also agreed to pay AstraZeneca a one-time milestone payment of $5.0 million within three months of achieving a specified cumulative net sales milestone for durlobactam. This milestone payment will be automatically waived should our common stock trade on Nasdaq at or above a specified price at the time we achieve such specified cumulative net sales milestone for durlobactam, subject to adjustment for share splits, dividends and other similar events. We are also obligated to pay AstraZeneca a one-time milestone payment of $10.0 million within two years of achieving the first commercial sale of zoliflodacin. Following the achievement of either milestone, we are not permitted to pay dividends or make other distributions to any of our stockholders until the applicable milestone payment has been paid in full or otherwise waived. We have never declared or paid a dividend on our common stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, on our common stock will be your sole source of gains for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

We incur significantly increased costs because of operating as a company whose common stock is publicly traded in the United States, and our management is required to devote substantial time to new compliance initiatives.

As a public company in the United States, we incur significant legal, accounting and other expenses that we did not incur previously. These expenses will likely be even more significant after we no longer qualify as an EGC. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies in the United States, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our senior management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified senior management personnel or members for our board of directors.

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

Holders of Record

As of March 9, 2020, we had approximately 21 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

None.

Use of Proceeds from the Initial Public Offering

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

There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus that forms a part of our Registration Statement, which was filed with the SEC pursuant to Rule 424 on September 26, 2018. As of December 31, 2019, we consumed all  $65.6 million of net proceeds from the initial public offering, primarily to advance SUL-DUR and ETX0282CPDP through clinical trials and manufacture drug supply, and for working capital and general corporate purposes.

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

Overview

We are an advanced, clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel antibacterial products that address high unmet medical needs to treat serious infections caused by multidrug-resistant Gram-negative bacteria. Leveraging our targeted-design platform, our strategy is to discover and develop novel molecules that overcome mechanisms of antibiotic resistance in specific bacterial pathogens.

Our lead product candidate, sulbactam-durlobactam, or SUL-DUR, is a fixed-dose intravenous, or IV, combination of sulbactam, an IV β-lactam antibiotic, and durlobactam, a novel broad-spectrum intravenous β-lactamase inhibitor, or BLI, that we are developing for the treatment of multidrug-resistant infections caused by Acinetobacter baumannii, or Acinetobacter. Based on current carbapenem resistance rates, we estimate there are between 90,000 and 120,000 hospital-treated carbapenem-resistant Acinetobacter infections annually in the United States and Europe for which significant morbidity and mortality exists due to limited treatment options. We initiated ATTACK, our single Phase 3 registration trial in April 2019, with data readout expected in early 2021. This is a change from our previous guidance of a data readout during the second half of 2020 due to the coronavirus outbreak in countries where we are actively conducting the ATTACK registration trial. We believe that the data from the ATTACK trial, along with data from our other clinical trials of SUL-DUR, will be sufficient to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA.

Our second late-stage product candidate, zoliflodacin, is a novel orally administered molecule being developed for the treatment of uncomplicated gonorrhea. The bacterial pathogen responsible for gonorrhea is Neisseria gonorrhoeae, or N. gonorrhoeae, including multidrug-resistant strains. Intramuscular injections of ceftriaxone now represent the only U.S. Centers for Disease Control and Prevention, or CDC, recommended treatment option for the estimated 1.1 million annual cases of gonorrhea in the U.S. We believe there is a growing unmet need for a single-dose oral antibiotic that will reliably treat patients with gonorrhea, including infections caused by multidrug-resistant strains of N. gonorrhoeae, which are emerging globally. The Phase 3 registration trial is being funded by our nonprofit collaborator, the Global Antibiotic Research and Development Partnership, or GARDP, and was initiated in September 2019 with data expected in 2021, which we believe, along with data from our other clinical trials of zoliflodacin, will be sufficient for submitting an NDA.

We are also developing ETX0282CPDP for the treatment of complicated urinary tract infections, or cUTIs, including those caused by carbapenem-resistant Enterobacteriaceae, or CRE. ETX0282CPDP is an oral, fixed-dose combination of ETX0282 with cefpodoxime proxetil. We believe there is a significant unmet need for new oral antibiotics to reliably treat the estimated 3 to 4 million patients diagnosed annually with cUTIs. We reported preliminary trial results in June 2019 and are now progressing with modified release formulation work.

Lastly, we are using our targeted-design platform to develop a novel class of antibiotics, non β-lactam inhibitors of penicillin-binding proteins, or NBPs. We believe our NBPs constitute a potential new class of Gram-negative antibacterial agents with no pre-existing resistance that are designed to target a broad spectrum of pathogens, including Pseudomonas aeruginosa, or Pseudomonas.  During the fourth quarter of 2019 we selected ETX0462 as a clinical candidate for this program.

Since our inception in May 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery and development activities for our programs and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. As of December 31, 2019, we have funded our operations primarily with net cash proceeds of $104.2 million from the sale of our preferred stock and net cash proceeds of $65.6 million from the sale of common stock in our initial public offering. We have also either directly received funding or financial commitments from, or have had our program activities conducted and funded by, the U.S. government through our arrangements with the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program, or CARB-X, and the U.S. Department of Defense, and have received non-profit awards from GARDP, and upfront and milestone payments from our license and collaboration agreement with Zai Lab (Shanghai), Co., Ltd., or Zai Lab.

Funding Arrangements

CARB-X

In March 2017 and October 2017, we entered into funding arrangements with the Trustees of Boston University to utilize funds from the U.S. government, through the CARB-X program, for support of our ETX0282 and NBP programs. These funding arrangements could cover up to $16.8 million of our specified research expenditures from April 2017 through September 2021. As of December 31, 2019, we had received $7.0 million in payments and we have recorded $8.0 million of grant income under these funding arrangements.

USAMRAA

In December 2016, we entered into a funding arrangement with the U.S. Army Medical Research Acquisition Activity, or USAMRAA, a division of the U.S. Department of Defense, through which we received a grant. This grant covers funding for up to $1.1 million of specified research expenditures incurred from December 2016 through June 2019, or the performance period. Specified research expenditures are the reimbursable expenses associated with agreed upon activities needed to advance the research project supported by the grant. These expenditures can include internal labor, laboratory supplies and equipment, travel, consulting and third-party vendor research and development support costs. We received the final reimbursement payment for this grant in May 2019. Through December 31, 2019, we have recorded $1.1 million of grant income and we have received payments of $1.1 million under this grant.

License and Collaboration Agreements

GARDP

In July 2017, we entered into a collaboration agreement with GARDP for the development and commercialization of a product candidate containing zoliflodacin in certain countries. Under the terms of the collaboration agreement, GARDP will fully fund the ongoing Phase 3 registration trial, including the manufacture and supply of the product candidate containing zoliflodacin, in uncomplicated gonorrhea.

Zai Lab

In April 2018, we entered into a license and collaboration agreement with Zai Lab (Shanghai) Co., Ltd., or Zai Lab, pursuant to which Zai Lab licensed exclusive rights to durlobactam and SUL-DUR in the Asia-Pacific region. Under the terms of the agreement, Zai Lab will fund most of our clinical trial costs in China for SUL-DUR, including all costs in China for our Phase 3 registration trial of SUL-DUR, with the exception of Phase 3 patient drug supply of licensed product. As of December 31, 2019, we have received net payments of $11.3 million, representing the $5.0 million upfront payment, $7.0 million of milestone payments, $0.6 million of research support payments and $0.6 million of certain other reimbursable clinical trial costs, less applicable taxes, from Zai Lab and we have recognized revenue of $12.0 million under the agreement.

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

To date, substantially all of our research and development expenses have been related to the preclinical and clinical development of our product candidates and preclinical program. The following table shows our research and development expenses by development program and type of activity for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018

Direct research and development expenses by program:
SUL-DUR	$24,005	$15,745
ETX0282CPDP	1,573	4,593
Zoliflodacin	67	73
Other preclinical programs	2,410	2,610
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	9,767	7,091
Facilities, supplies and other	2,344	2,934
Total research and development expenses	$40,166	$33,046

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to remain elevated over the next several years as we continue to progress two of our product candidates through Phase 3 registration trials and into the follow-on NDA filing activities. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research, development and commercialization activities of our product candidates. We also anticipate that we will continue to incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with being a public company. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other employee-related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing functions for that product candidate.

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

Interest Income

Interest income consists of interest earned on our cash and investment balances, which are primarily held in money market funds and U.S. Treasury Securities.

Provision for Income Taxes

The provision for income taxes primarily consists of provisions for foreign withholding income taxes on payments related to our agreement with Zai Lab.

Results of Operations

Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	$ Change
	(in thousands)
Revenue	$7,000	$5,000	$2,000
Operating expenses:
Research and development	40,166	33,046	7,120
General and administrative	13,770	10,161	3,609
Total operating expenses	53,936	43,207	10,729
Loss from operations	(46,936)	(38,207)	(8,729)
Other income:
Grant income	2,300	5,337	(3,037)
Interest income	1,463	390	1,073
Total other income	3,763	5,727	(1,964)
Loss before income taxes	(43,173)	(32,480)	(10,693)
Provision for income taxes	677	472	205
Net loss	$(43,850)	$(32,952)	$(10,898)

Revenue

We recognized revenue of $7.0 million for the year ended December 31, 2019, compared to $5.0 million for the year ended December 31, 2018. The increase of $2.0 million was due to milestones achieved pursuant to the collaboration agreement with Zai Lab, which we entered into in April 2018.

Research and Development Expenses

Research and development expenses were $40.2 million for the year ended December 31, 2019, compared to $33.0 million for the year ended December 31, 2018. The increase of $7.1 million was primarily due to an increase of $8.3 million in clinical development expenses related to the advancement of our SUL-DUR product candidate and an increase of $2.7 million in personnel expenses associated with higher headcount, higher salaries and higher stock-based compensation expense resulting from options granted during the year ended December 31, 2019; offset in part by a decrease of $3.0 million in preclinical and clinical development expenses associated with our ETX0282CPDP product candidate, a decrease of $0.6 million in facility costs and a decrease of $0.2 million in other preclinical program spending. The increase in clinical development expenses of $8.3 million associated with the advancement of SUL-DUR was primarily due to an increase of $7.0 million in clinical development costs and an increase of $1.2 million in drug manufacturing costs. The decrease in preclinical and clinical development expenses of $3.0 million associated with the advancement of our ETX0282CPDP product candidate was primarily due to a decrease of $2.5 million in drug manufacturing costs and a decrease of $0.7 million in other preclinical expenses, offset in part by an increase of $0.2 million in clinical development expenses.

General and Administrative Expenses

General and administrative expenses were $13.8 million for the year ended December 31, 2019, compared to $10.2 million for the year ended December 31, 2018. The increase of $3.6 million was driven by an increase of $3.2 million in personnel expenses associated with higher headcount, higher salaries and higher stock-based compensation expense resulting from options granted during the year ended December 31, 2019, an increase of $0.6 million in insurance costs associated with operating as a public company, and an increase of $0.6 million in VAT and other tax.  These increases were offset by a decrease of $0.8 million in legal fees primarily associated with the April 2018 corporate reorganization.

Other Income

Other income was $3.8 million for the year ended December 31, 2019, compared to $5.7 million for the year ended December 31, 2018. The decrease of $2.0 million was due to a decrease in grant income of $3.0 million associated with the CARB-X and USAMRAA programs, offset by an increase of $1.1 million in interest income.

Provision for Income Taxes

Provision for income taxes was $0.7 million for the year ended December 31, 2019, compared to $0.5 million for the year ended December 31, 2018.  The $0.2 million increase was due to the timing of milestone payments received in connection with our ongoing license and collaboration agreement with Zai Lab. Our losses before income taxes were generated in the United States and United Kingdom.  Consistent with all prior periods, we did not record any income tax benefit for its operating losses due to the uncertainty regarding future taxable income. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2019.

Liquidity and Capital Resources

Overview

As of December 31, 2019, we had raised aggregate net cash proceeds of $104.2 million from the sale of redeemable convertible preferred stock and $65.6 million of net proceeds from the sale of common stock in our initial public offering, which we have used to fund our operations. In addition, we have also either directly received funding or financial commitments from, or have had our program activities conducted and funded by, the U.S. government through our arrangements with NIAID, CARB-X and the U.S. Department of Defense, and have received non-profit awards from GARDP and upfront and milestone payments from Zai Lab. As of December 31, 2019, we had cash, cash equivalents and short-term investments of $41.0 million.

Going Concern

Since our inception, we have incurred recurring losses and negative cash flows from operations. Our net loss was $43.9 million for the year ended December 31, 2019. As of December 31, 2019, we had an accumulated deficit of $134.0 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2020. These conditions and events raise substantial doubt about our ability to continue as a going concern for the one-year period following the issuance of our consolidated financial statements for the year ended December 31, 2019. Our current funds will not be sufficient to enable us to complete all necessary development activities and commercially launch any of our product candidates. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. See Note 1 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our assessment. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses may increase over time as we:

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

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the clinical development of our product candidates and obtain regulatory approvals. We are also unable to predict when, if ever, net cash inflows will commence from product sales. This is due to the numerous risks and uncertainties associated with developing drugs, including, among others, the uncertainty of:

•	successful enrollment in, and completion of clinical trials;
•	performing preclinical studies and clinical trials in compliance with the FDA, the European Medicines Agency, or EMA, or any comparable regulatory authority requirements;
•	the ability of collaborators to manufacture sufficient quantity of product for development, clinical trials or potential commercialization;
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

Aspire Common Stock Purchase Agreement

In October 2019, we entered into a common stock purchase agreement, or CSPA, with Aspire Capital Fund, LLC, or Aspire, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 30-month term of the CSPA. Under the CSPA, on any trading day selected by us on which the closing price of our common stock is equal to or greater than $0.25 per share, we have the right, in our sole discretion, to present Aspire with a purchase notice directing Aspire to purchase up to 50,000 shares of our common stock per business day, at a purchase price equal to the lesser of the lowest sale price of common stock on the purchase date, or the arithmetic average of the three lowest closing sale prices during the 10 consecutive business days ending on the trading day immediately preceding the purchase date. We and Aspire also may mutually agree to increase the number of shares that may be sold to as much as 2,000,000 shares per business day.

In addition, on any date on which we submit a purchase notice to Aspire in an amount equal to 50,000 shares, we also have the right, in our sole discretion, to present Aspire with a volume-weighted average price purchase notice, or VWAP Purchase Notice, directing Aspire to purchase an amount of stock equal to up to 30% of the aggregate shares of our common stock traded on its principal market on the next trading day, or the VWAP Purchase Date, subject to a maximum number of shares we may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 97% of the volume-weighted average price for our common stock traded on its principal market on the VWAP Purchase Date.

We control the timing and amount of any sales to Aspire, and we are not limited with respect to use of proceeds or by any financial or business covenants, restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the CSPA. The CSPA may be terminated by us at any time, at our discretion, without any cost to us. Aspire has no trading volume requirements or restrictions, and has no right to require any sales by Entasis but is obligated to make purchases as directed by us in accordance with the CSPA. Aspire has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of common stock during any time prior to the termination of the CSPA.

As consideration for Aspire’s obligation under the CSPA, we issued 104,167 shares of common stock to Aspire as a commitment fee, or Commitment Shares. This $0.6 million commitment fee and $0.1 million in other transaction costs were deferred and charged against the gross proceeds received upon exercise as costs of equity financing within additional paid-in capital.

The CSPA further provides that the number of shares that may be sold pursuant to the CSPA will be limited to 2,626,165 shares, including the Commitment Shares, which represents 19.99% of our outstanding shares of common stock as of October 21, 2019, unless stockholder approval is obtained to issue more than 19.99%. This limitation will not apply under certain circumstances specified in the CSPA. As of December 31, 2019, 50,000 shares had been purchased by Aspire pursuant to the CSPA resulting in total gross proceeds of $0.3 million.

Concurrently with entering into the CSPA, we also entered into a registration rights agreement with Aspire, pursuant to which we filed with the SEC a prospectus supplement to our effective shelf registration statement on Form S-3 (File No. 333-234041), registering all of the shares of common stock that may be offered to Aspire from time to time under the CSPA, including the Commitment Shares.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended
	December 31,
	2019	2018
Net cash used in operating activities	$(44,743)	$(35,817)
Net cash provided by (used in) investing activities	11,360	(36,091)
Net cash provided by financing activities	57	66,167
Net decrease in cash and cash equivalents	$(33,326)	$(5,741)

Operating Activities

During the year ended December 31, 2019, operating activities used $44.7 million of cash, resulting from our net loss of $43.9 million and net cash used for changes in operating assets and liabilities of $2.8 million, partially offset by non-cash charges of $1.9 million. Net cash used for changes in operating assets and liabilities for the year ended December 31, 2019 consisted primarily of a $3.2 million increase in prepaid expenses, a $2.7 million increase in other current assets and a $0.2 million decrease in deferred rent. These were partially offset by a $2.9 million increase in accrued expenses and other current liabilities and a $0.5 million decrease in grants receivable.

During the year ended December 31, 2018, operating activities used $35.8 million of cash, resulting from our net loss of $33.0 million and net cash used for changes in operating assets and liabilities of $4.5 million, partially offset by non-cash charges of $1.6 million. Net cash used for changes in operating assets and liabilities for the year ended December 31, 2018 consisted primarily of a $2.3 million decrease in accrued expenses and other current liabilities, a $0.9 million increase in prepaid expenses, a $0.6 million increase in other current assets and a $1.0 million increase in grants receivable. These were partially offset by a $0.1 million increase in accounts payable and a $0.1 million increase in deferred rent.

Investing Activities

During the year ended December 31, 2019, net cash provided by investing activities was $11.4 million, consisting of proceeds from maturities of short-term investments of $56.4 million, offset by purchases of short-term investments of $45.0 million.

During the year ended December 31, 2018, net cash used in investing activities was $36.1 million, consisting of our purchases of property and equipment of $0.4 million and short-term investments of $35.7 million.

Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities was $0.1 million, which consisted of $0.2 million of proceeds from the sale of shares of our common stock under our CPSA with Aspire and $0.1 million of proceeds from stock option exercises, partially offset by $0.2 million of payments of initial public offering costs.

During the year ended December 31, 2018, net cash provided by financing activities was $66.2 million, which consisted primarily of $66.1 million of proceeds from our initial public offering net of issuance costs paid in the period and $0.1 million of proceeds from stock option exercises.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing at the end of this Annual Report on Form 10‑K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We follow Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, and financial instruments. Under ASC 606, we recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five‑step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied as services are rendered.

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

Stock‑Based Compensation

We measure stock‑based awards granted to employees and directors based on the estimated fair value of the award on the date of the grant and recognize compensation expense for those awards ratably over the requisite service period, which is generally the vesting period of the respective award. We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the fair value of our common stock.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1 – Election of Directors,” “Executive Officers,” and “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports,” if applicable, in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders, or our Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and “Equity Compensation Plan Information” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the information set forth in the section titled “Transactions with Related Persons” and “Information regarding the Board and Corporate Governance – Board Independence” in our Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information set forth in the section titled “Independent Registered Public Accounting Firm Fees” contained in Proposal 2 in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)(1) Financial Statements.

The response to this portion of Item 15 is set forth under Item 8 hereof.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto.

(a)(3) Exhibits.

The exhibits listed below are filed as part of this Form 10‑K other than Exhibit 32.1, which shall be deemed furnished.

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

4.2

Registration Rights Agreement, by and among the Company and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on October 21, 2019)

4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1+

Form of Indemnification Agreement by and between the Company and each of its directors and officers (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S‑1/A (File No. 333‑226920), filed with the SEC on September 18, 2018).

10.2

Common Stock Purchase Agreement of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on October 21, 2019).

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

10.12+

Employment Agreement between the Company and Ruben Tommasi, effective September 25, 2018 (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-38670), filed with the SEC on March 29, 2019).

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

10.17

Novation of Contract, dated January 11, 2019, by and between the Global Antibiotic Research and Development Partnership and the Company (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-38670), filed with the SEC on March 29, 2019).

10.18†

License and Collaboration Agreement, dated April 25, 2018, by and between Zai Lab (Shanghai) Co., Ltd. and the Company (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S‑1 (File No. 333‑226920), filed with the SEC on August 17, 2018).

10.19

Common Stock Purchase Agreement, dated as of October 21, 2019, by and between Entasis Therapeutics Holdings Inc and Aspire Capital Fund, LLC. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on October 21, 2019).

10.20+	Non-Employee Director Compensation Policy

10.21+	2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q (File No. 001‑38670), filed with the SEC on November 14, 2018).

21.1	Subsidiaries of Entasis Therapeutics Holdings Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page to this report).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ENTASIS THERAPEUTICS HOLDINGS INC.

Date: March 11, 2020	By:	/s/ Manoussos Perros
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

Signature	Title	Date

/s/ Manoussos Perros	President, Chief Executive Officer and Director	March 11, 2020
Manoussos Perros, Ph.D.	(Principal Executive Officer)

/s/ Michael Gutch	Chief Business Officer and Chief Financial Officer	March 11, 2020
Michael Gutch, Ph.D.	(Principal Financial and Accounting Officer)

/s/ David Meek	Chairman of the Board	March 11, 2020
David Meek

/s/ Nicholas Galakatos	Director	March 11, 2020
Nicholas Galakatos, Ph.D.

/s/ Heather Behanna	Director	March 11, 2020
Heather Behanna, Ph.D.

/s/ David C. Hastings	Director	March 11, 2020
David C. Hastings

/s/ Gregory Norden	Director	March 11, 2020
Gregory Norden

/s/ Heather Preston	Director	March 11, 2020
Heather Preston, M.D.

/s/ Howard Mayer	Director	March 11, 2020
Howard Mayer, M.D.

ENTASIS THERAPEUTICS HOLDINGS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Entasis Therapeutics Holdings Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Entasis Therapeutics Holdings Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, Massachusetts

March 11, 2020

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$16,034	$49,360
Short-term investments	24,962	35,732
Grants receivable	1,232	1,706
Prepaid expenses	4,560	1,354
Other current assets	2,218	640
Total current assets	49,006	88,792
Property and equipment, net	345	419
Operating lease right-of-use assets	1,620	—
Other assets	63	63
Total assets	$51,034	$89,274
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,304	$1,370
Accrued expenses and other current liabilities	6,252	4,846
Total current liabilities	7,556	6,216
Operating lease liabilities, net of current portion	1,321	—
Deferred rent	—	175
Total liabilities	8,877	6,391
Commitments (Notes 6 and 14)
Stockholders’ equity:
Common stock, par value $0.001; 125,000,000 shares authorized, and 13,291,563 and 13,124,842 shares issued and outstanding as of December 31, 2019 and 2018, respectively	13	13
Additional paid-in capital	176,103	172,988
Accumulated other comprehensive loss	—	(9)
Accumulated deficit	(133,959)	(90,109)
Total stockholders’ equity	42,157	82,883
Total liabilities and stockholders’ equity	$51,034	$89,274

The accompanying notes are an integral part of these consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
Revenue	$7,000	$5,000
Operating expenses:
Research and development	40,166	33,046
General and administrative	13,770	10,161
Total operating expenses	53,936	43,207
Loss from operations	(46,936)	(38,207)
Other income:
Grant income	2,300	5,337
Interest income	1,463	390
Total other income	3,763	5,727
Loss before income taxes	(43,173)	(32,480)
Provision for income taxes	677	472
Net loss	(43,850)	(32,952)
Dividends declared	—	(9,142)
Net loss attributable to common stockholders—basic and diluted	$(43,850)	$(42,094)
Net loss per share —basic and diluted	$(3.33)	$(12.31)
Weighted average common stock outstanding—basic and diluted	13,160,357	3,419,720

	Year Ended December 31,
	2019	2018
Other comprehensive loss:
Net loss	$(43,850)	$(32,952)
Net unrealized gain (loss) on investments held	9	(9)
Comprehensive loss	$(43,841)	$(32,961)

The accompanying notes are an integral part of these consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data)

	Redeemable Convertible Preferred Stock										Additional	Accumulated Other		Total
	A		B		B-1 A		B-1 B		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit) Equity
Balances as of December 31, 2017	33,499,900	$23,866	25,000,000	$24,550	42,372,882	$24,423	54,067,796	$31,874	12,639	$3	$1,377	$—	$(57,170)	$(55,790)
ASU 2018-07 modified retrospective adjustment	—	—	—	—	—	—	—	—	—	—	(13)	—	13	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,201	—	—	1,201
Reorganization adjustment	—	—	—	—	—	—	—	—	—	(3)	3	—	—	—
Conversion of preferred stock into common stock upon initial public offering	(33,499,900)	(23,866)	(25,000,000)	(24,550)	(42,372,882)	(24,423)	(54,067,796)	(31,874)	8,084,414	8	104,705	—	—	104,713
Issuance of common stock upon initial public offering, net of issuance costs of $9,378	—	—	—	—	—	—	—	—	5,000,000	5	65,619	—	—	65,624
Exercise of stock options	—	—	—	—	—	—	—	—	27,789	—	96	—	—	96
Unrealized loss on investments held	—	—	—	—	—	—	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(32,952)	(32,952)
Balances as of December 31, 2018	—	—	—	—	—	—	—	—	13,124,842	13	172,988	(9)	(90,109)	82,883
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,421	—	—	2,421
Exercise of stock options	—	—	—	—	—	—	—	—	12,554	—	52	—	—	52
Sale of common stock, net of issuance costs of $284	—	—	—	—	—	—	—	—	50,000	—	—	—	—	—
Issuance of commitment shares in connection with Aspire Common Stock Purchase Agreement	—	—	—	—	—	—	—	—	104,167	—	642	—	—	642
Unrealized gain on investments held	—	—	—	—	—	—	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(43,850)	(43,850)
Balances as of December 31, 2019	—	$—	—	$—	—	$—	—	$—	13,291,563	$13	$176,103	$—	$(133,959)	$42,157

The accompanying notes are an integral part of these consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(43,850)	$(32,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	142	164
Stock-based compensation expense	2,421	1,201
Loss on disposal of property and equipment	—	282
Amortization and accretion of investments	(686)	(21)
Changes in operating assets and liabilities:
Grants receivable	474	(984)
Prepaid expenses	(3,206)	(860)
Other current assets	(2,711)	(637)
Accounts payable	(30)	133
Accrued expenses and other current liabilities	2,878	(2,280)
Deferred rent	(175)	137
Net cash used in operating activities	(44,743)	(35,817)
Cash flows from investing activities:
Purchases of property and equipment	(105)	(370)
Proceeds from maturities of short-term investments	56,415	—
Purchases of short-term investments	(44,950)	(35,721)
Net cash provided by (used in) investing activities	11,360	(36,091)
Cash flows from financing activities:
Proceeds from the sale of shares under common stock purchase agreement, net of issuance costs	155	—
Proceeds from exercise of stock options	52	96
Proceeds from initial public offering, net of issuance costs paid in the period	—	66,071
Payments of initial public offering costs	(150)	—
Net cash provided by financing activities	57	66,167
Net decrease in cash and cash equivalents	(33,326)	(5,741)
Cash and cash equivalents at beginning of the year	49,360	55,101
Cash and cash equivalents at end of the year	$16,034	$49,360
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$—	$37
Commitment shares issued in connection with common stock purchase agreement	$642	$—
Initial public offering costs included in accounts payable and accrued expenses	$—	$150
Conversion of preferred stock to common stock upon initial public offering	$—	$104,713
Supplemental disclosure of cash flow information:
Cash paid for taxes	$677	$472

The accompanying notes are an integral part of these consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Entasis Therapeutics Holdings Inc., or Entasis, or the Company, is an advanced clinical‑stage biopharmaceutical company focused on the discovery, development and commercialization of novel antibacterial products to treat serious infections caused by multidrug-resistant Gram‑negative bacteria. The Company has four subsidiaries: Entasis Therapeutics Limited; Entasis Therapeutics Inc.; Entasis Therapeutics Security Corporation; and Entasis Therapeutics (Ireland) Limited.

The Company was initially formed as Entasis Therapeutics Limited, or Entasis Limited, on March 6, 2015 in the United Kingdom, or the U.K., as a wholly owned subsidiary of AstraZeneca AB, or AstraZeneca. In connection with the spin‑out of Entasis Limited from AstraZeneca in May 2015, Entasis Limited issued 4 ordinary shares to AstraZeneca. Additionally, pursuant to a business transfer and subscription agreement with AstraZeneca, or the A Subscription Agreement, Entasis Limited also issued 33,499,900 shares of A redeemable convertible preference shares, or A Preferred Stock, to AstraZeneca in May 2015. In March 2016, Entasis Limited issued 25,000,000 shares of B redeemable convertible preference shares, or B Preferred Stock, to third‑party investors, at which point AstraZeneca no longer held a controlling interest in Entasis Limited.

During 2018, Entasis Limited completed a corporate reorganization, or the Reorganization. In March 2018 Entasis Limited formed Entasis Therapeutics Holdings Inc., a Delaware corporation, with nominal assets and liabilities for the purpose of consummating the Reorganization. The existing shareholders of Entasis Limited exchanged each of their classes of shares of Entasis Limited for the same number and classes of common stock and preferred stock of Entasis Therapeutics Holdings Inc. on a one‑to‑one basis. The newly issued stock of Entasis Therapeutics Holdings Inc. has substantially identical rights to the exchanged shares of Entasis Limited. As a result of the exchange, Entasis Therapeutics Holdings Inc. became the sole shareholder of Entasis Limited. Upon the completion of the Reorganization on April 23, 2018, the historical consolidated financial statements of Entasis Limited became the historical consolidated financial statements of Entasis Therapeutics Holdings Inc.

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

Going Concern

Since its inception, the Company has incurred recurring net losses and negative cash flows from its operations. The Company has financed its operations primarily with proceeds from the sale of redeemable convertible preferred stock and the sale of its common stock.   As of December 31, 2019, the Company had cash, cash equivalents, and short-term investments of $41.0 million.

The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements — Going Concern, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued. The Company expects to seek additional funding to sustain its future operations and while the Company has successfully raised capital in the past, the ability to raise capital in future periods is not assured. If the Company is not able to secure adequate additional funding in future periods, the Company may make reductions in certain expenditures. This may include suspending or curtailing planned programs. The Company may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs or its commercialization efforts.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As a result, based on the Company’s available cash resources management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. A failure to raise the additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations and future prospects. The Company expects that its existing cash, cash equivalents and short-term investments as of December 31, 2019, will be sufficient to enable the Company to fund its operating expenses and capital expenditure requirements into the fourth quarter of 2020. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

As a clinical-stage company, the Company is subject to a number of risks common to other life science companies, including, but not limited to, raising additional capital, development by its competitors of new technological innovations, risk of failure in preclinical and clinical studies, safety and efficacy of its product candidates in clinical trials, the risk of relying on external parties such as contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, the regulatory approval process, market acceptance of the Company’s products once approved, lack of marketing and sales history, dependence on key personnel and protection of proprietary technology. The Company’s therapeutic programs are currently pre-commercial, spanning discovery through late-stage development and will require additional research and development efforts, including the completion of Phase 3 registration trials and regulatory approval, prior to commercialization of any product candidates. These efforts require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance-reporting capabilities. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary regulatory approval or that any approved products will be commercially viable.  Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales.  The Company may never achieve profitability, and unless and until it does, it will continue to need to raise additional capital or obtain financing from other sources, such as strategic collaborations or partnerships.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The consolidated financial statements include the Company’s accounts and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the recognition of revenue, the recognition of research and development expenses and prior to the completion of its initial public offering, the valuation of common stock used in the determination of stock-based compensation expense. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from the Company’s estimates.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the years ended December 31, 2019 and 2018.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks, money market instruments, corporate and municipal notes, U.S. Treasury securities and federal agency securities. Cash equivalents are stated at fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $13.9 million and $38.6 million at December 31, 2019 and 2018, respectively.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company is dependent on third‑party manufacturers to supply active pharmaceutical ingredient, or API, and drug product for research and development activities for its programs, including clinical trial testing. These programs could be adversely affected by a significant interruption in the supply of API or drug product.

Deferred Financing Costs

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

Segment Information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. As of December 31, 2019 and 2018, all of the Company’s long‑lived assets were domiciled in the United States.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

See Note 9 for a further discussion of accounting for revenue.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Patent Costs

The Company expenses patent costs as incurred and records such costs within general and administrative expenses.

Stock‑Based Compensation

The Company measures stock‑based awards granted based on the estimated fair value of the award on the date of the grant and recognizes compensation expense for those awarded to employees, and directors over the requisite service period, which is generally the vesting period of the respective award, and for those awarded to nonemployees over the period during which services are rendered by nonemployees until completed.  Forfeitures are accounted for as they occur. The Company has issued stock‑based awards with only service‑based vesting conditions and records the expense for these awards using the straight‑line method. The Company has not issued any stock‑based awards with performance‑based vesting conditions.

The Company classifies stock‑based compensation expense in its consolidated statement of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified.

The fair value of each stock option grant is estimated on the date of grant using the Black‑Scholes option pricing model. As there was no public market for the Company’s common stock prior to the initial public offering of its common stock in September 2018, the estimated fair value of common stock was determined by the Company’s board of directors as of the date of each option grant, with input from management, considering third-party valuations of its common stock as well as the Company’s board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation. The Company also lacked company‑specific historical and implied volatility information for its stock.  The Company estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method. The “simplified” method estimates the expected term of stock options as the mid‑point between the weighted average time to vesting and the contractual maturity. The risk‑free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. There is no expected dividend yield since the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Income Taxes

The Company accounts for income taxes using the asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized. See Note 12 for further discussion of income taxes.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net Loss Per Share

Basic and diluted net loss per share is determined by dividing net loss by the weighted‑average common stock outstanding during the period. For all periods presented, outstanding stock options, A Preferred Stock, B Preferred Stock, Series B-1 A redeemable convertible preferred stock, or B-1 A Preferred Stock, and Series B‑1 B redeemable convertible preferred stock, or B‑1 B Preferred Stock, have been excluded from the calculation because their effects would be anti‑dilutive. Therefore, the weighted‑average shares used to calculate both basic and diluted loss per share are the same.

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted the requirements under the FASB ASC 842,  Leases, or ASC 842, using a modified retrospective transition approach as of the effective date.  Comparative periods have not been restated. This standard requires entities that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet. The Company elected the available package of practical expedients which allows it to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of its leases, and the treatment of initial direct costs. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. ASC 842 was issued in order to increase transparency and comparability of financial reporting related to leasing arrangements. The main difference between previous U.S. GAAP (ASC 840) and ASC 842 is the recognition of right-of-use lease assets and lease liabilities by lessees for those leases that were classified as operating leases under ASC 840. At January 1, 2019, the Company recorded right-of-use assets of $2.1 million and operating lease liabilities of $2.2 million. Adoption of the standard did not have a material impact on the consolidated statements of operations.  For additional information regarding how the Company is accounting for leases under ASC 842, refer to Note 6, Leases.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Short-Term Investments

The following table summarizes the amortized cost and estimated fair value of the Company’s marketable securities, which are considered to be available-for-sale investments and were included in short-term investments on the consolidated balance sheets:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Balance as of December 31, 2019:
U.S. Treasury securities	$24,957	$5	$—	$24,962
Total	$24,957	$5	$—	$24,962

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Balance as of December 31, 2018:
U.S. government-sponsored enterprise securities	$6,059	$—	$—	$6,059
U.S. Treasury securities	29,680	—	(7)	29,673
Total	$35,739	$—	$(7)	$35,732

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the tables above. As of December 31, 2019 and 2018, all investments had contractual maturities within one year.

4. Fair Value of Financial Instruments

The following tables set forth the Company’s assets that were accounted for at fair value on a recurring basis as of December 31, 2019:

	December 31, 2019
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$13,949	$—	$—	$13,949
Short-term investments:
U.S. Treasury securities	24,962	—	—	24,962
Total	$38,911	$—	$—	$38,911

	December 31, 2018
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$18,609	$—	$—	$18,609
U.S. Treasury securities	19,964	—	—	19,964
Short-term investments:
U.S. government-sponsored enterprise securities	—	6,059	—	6,059
U.S. Treasury securities	29,673	—	—	29,673
Total	$68,246	$6,059	$—	$74,305

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company classifies its money market funds and U.S. Treasury securities as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company classifies its corporate and municipal notes as Level 2 assets under the fair value hierarchy, as these assets have been valued using information obtained through a third-party pricing service as of each balance sheet date, using observable market inputs that may include trade information, broker or dealer quotes, bids, offers, or a combination of these data sources.

The carrying amounts of the Company’s cash equivalents, grants receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these amounts.

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2019	2018
Laboratory equipment	$997	$929
Computer software	71	71
Computer equipment	38	38
Furniture and fixtures	6	6
Total	1,112	1,044
Less: accumulated depreciation	(767)	(625)
Property and equipment, net	$345	$419

Depreciation expense was $0.1 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively.

6. Leases

The Company adopted ASC 842 on January 1, 2019. ASC 842 allows the Company to elect a package of practical expedients, which include: (i) an entity need not reassess whether any expired or existing contracts are or contain leases; (ii) an entity need not reassess the lease classification for any expired or existing leases; and (iii) an entity need not reassess any initial direct costs for any existing leases. Another practical expedient allows the Company to use hindsight in determining the lease term when considering lessee options to extend or terminate the lease and to purchase the underlying asset. The Company has elected to utilize this package of practical expedients and has not elected the hindsight methodology in its implementation of ASC 842. Adoption of the standard did not result in a material cumulative effect requiring adjustment to retained earnings as of January 1, 2019.

The Company determined that it held one significant operating lease as of January 1, 2019, consisting of 20,062 square feet of office and laboratory space in Waltham, Massachusetts that expires in December 2022 pursuant to a May 2015 lease with AstraZeneca, or the AZ lease, as amended in February 2018. During the year ended December 31, 2019, the Company recorded lease expense of $0.6 million related to this lease. The Company has two additional operating leases that are included in its lease accounting which are not considered significant.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheet (in thousands):

As of
December 31, 2019
Assets
Operating lease right-of-use assets	$1,620

Liabilities
Operating lease liabilities, current	$506
Operating lease liabilities, net of current portion	1,321
Total operating lease liabilities	$1,827

The operating lease right-of-use assets and operating lease liabilities balances relate primarily to amounts associated with the AZ lease. Future minimum lease payments under non-cancelable leases were as detailed below (in thousands):

As of
Fiscal Year	December 31, 2019
2020	$663
2021	717
2022	737
2023	1
Total undiscounted lease payments	2,118
Less: imputed interest	(291)
Total operating lease liabilities	$1,827

As of December 31, 2019, the weighted-average remaining lease term was 3.0 years and the weighted-average incremental borrowing rate used to determine the operating lease right-of-use assets was 9.1%.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2019	2018
Accrued compensation and benefits	$2,490	$1,526
Accrued contract manufacturing	1,550	1,003
Accrued clinical	606	752
Accrued professional services	530	672
Accrued research	275	364
Current portion of operating lease liabilities	506	—
Other	295	529
Total accrued expenses and other current liabilities	$6,252	$4,846

8. Funding Arrangements

CARB-X

In March 2017 and October 2017, the Company entered into funding arrangements with the Trustees of Boston University to utilize funds from the U.S. government through the Combating Antibiotic Resistant Bacteria

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Biopharmaceutical Accelerator, or CARB‑X, program, in support of our ETX0282 and NBP programs. In September 2019 the funding arrangements were amended to increase the amount of specified research and development expenditures of the Company that could be covered from $16.4 million to $16.8 million from April 2017 through September 2021.

The Company recognized grant income in connection with the CARB-X agreements of $2.3 million and $4.8 million for the years ended December 31, 2019 and 2018, respectively. The Company received $2.6 million and $3.8 million of payments under the grants during the years ended December 31, 2019 and 2018, respectively. The Company recorded a receivable to reflect unreimbursed, eligible costs incurred under the CARB-X agreements in the amount of $1.2 million and $1.5 million as of December 31, 2019 and December 31, 2018, respectively.

USAMRAA

In December 2016, the Company entered into a funding arrangement with the U.S. Army Medical Research Acquisition Activity, or the USAMRAA grant, that covers up to $1.1 million of specified research expenditures of the Company incurred from December 2016 through June 2019, or the performance period. The Company has until September 2022 to obtain the reimbursements from USAMRAA for the specified research expenditures incurred and paid by the Company during the performance period.

The Company recognized grant income of $37,000 and $0.5 million for the years ended December 31, 2019 and 2018, respectively. The Company received $0.2 million and $0.9 million of payments under the grant for the years ended December 31, 2019 and 2018, respectively. The Company recorded a receivable to reflect unreimbursed, eligible costs incurred under the grant in the amount of $0.2 million as of December 31, 2018. The Company received the final reimbursement payment under this grant in May 2019, therefore no receivable for unreimbursed costs was recorded as of December 31, 2019.

9. License and Collaboration Agreements

GARDP

In July 2017, the Company entered into a collaboration agreement with the Global Antibiotic Research and Development Partnership, or GARDP, for the development and commercialization of a product candidate containing zoliflodacin in certain countries. Under the terms of the collaboration agreement, GARDP will use commercially reasonable endeavors to perform and fully fund the Phase 3 registration trial, including the manufacture and supply of the product candidate containing zoliflodacin, in uncomplicated gonorrhea. The Company is obligated to commit reasonably sufficient time and resources to collaborate in the design of the Phase 3 registration trial and the development of the protocol for the trial and to provide know-how relating to zoliflodacin and any future product candidate. Both parties are responsible for obtaining marketing authorizations for any future product candidate in such parts of their respective territories as they elect.

In addition, under the collaboration agreement, the Company has granted GARDP a worldwide, fully paid, exclusive and royalty-free license, with the right to sublicense, to use its zoliflodacin technology in connection with GARDP’s development, manufacture and commercialization of zoliflodacin in low-income and specified middle-income countries. The Company has retained commercial rights in all other countries worldwide, including the major markets in North America, Europe and Asia-Pacific. The Company has also retained the right to use and grant licenses to its zoliflodacin technology to perform its obligations under the collaboration agreement and for any purpose other than gonorrhea or community-acquired indications. If the Company believes that the results of the Phase 3 registration trial of zoliflodacin would be supportive of an application for marketing approval, it is obligated to use its best efforts to file an application for marketing approval with the FDA within six months of the completion of the trial and to use commercially reasonable endeavors to file an application for marketing approval with the EMA. Each party is responsible for using commercially reasonable efforts to obtain marketing authorizations for the product candidate in their respective territories.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Zai Lab

In April 2018, the Company entered into a license and collaboration agreement with Zai Lab (Shanghai) Co., Ltd., or Zai Lab, pursuant to which Zai Lab licensed exclusive rights to durlobactam and sulbactam-durlobactam, or SUL-DUR, in the Asia‑Pacific region, or the Zai Agreement. Under the terms of the Zai Agreement, Zai Lab will fund most of the Company’s clinical trial costs in China for SUL-DUR, including all costs in China for the Company’s Phase 3 registration trial of SUL-DUR, with the exception of Phase 3 patient drug supply. Zai Lab will conduct development activities, plan and obtain regulatory approval in a specified number of countries in the Asia‑Pacific region beyond China after regulatory approval of a licensed product in China. Zai Lab is also solely responsible for commercializing licensed products in the Asia‑Pacific region and will commercialize licensed products for which it has obtained regulatory approval. The Company is obligated to conduct specified development activities for the Asia‑Pacific region. The Company is also obligated to supply Zai Lab with the licensed products for clinical development, although Zai Lab may take over manufacturing responsibilities for its own commercialization activities within a specified time period following the effective date of the Zai Agreement. Both parties are prohibited from developing and commercializing products in the Asia‑Pacific region that would compete with the licensed products.

The Company received an upfront, non‑refundable payment of $5.0 million, milestone payments of $7.0 million, research support funding of $0.6 million and certain other reimbursable clinical trial costs of $0.6 million, less applicable taxes of $1.9 million from Zai Lab through December 31, 2019. The Company is eligible to receive up to an aggregate of $91.0 million in additional development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products. In the event the China Food and Drug Administration requires a modification or supplement to the trial protocol, and the Company delays Zai Lab from providing the required information and subsequently from obtaining regulatory approval for the pivotal study of SUL-DUR in China, then the future sales‑based milestone payments that become due to the Company will be reduced by an agreed amount that increases with the length of the delay. Zai Lab will pay the Company a tiered royalty equal to a high‑single digit to low‑double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory.

The Company determined the $5.0 million non‑refundable upfront payment was the entire transaction price at the outset of the Zai Agreement. All other future potential milestone payments were excluded from the transaction price as they were fully constrained as the risk of significant reversal had not yet been resolved. The Company delivered the exclusive license and performed the initial technology transfer of licensed know-how during the second quarter of 2018. The Company recognized the entire $5.0 million transaction price as revenue during the year ended December 31, 2018.  At the outset of the Zai Agreement, the achievement of the future potential milestones was not within the Company’s control and was subject to certain research and development success, regulatory approvals or commercial success and therefore carried significant uncertainty. During 2019, two of the future milestones were achieved by the Company, eliminating the need for constraint and resulting in the recognition of $7.0 million of revenue during the year ended December 31, 2019. Additionally, the Company recorded a provision for income taxes of $0.7 million and $0.5 million for the years ended December 31, 2019 and 2018, respectively, associated with China withholding taxes on the payments received under the Zai Agreement. The Company reevaluates the likelihood of achieving the future milestones at the end of each reporting period. Future development milestone revenue from the arrangement will be recognized as revenue in the period when it is no longer probable that revenue attributable to the milestone will result in a significant reversal of cumulative revenue. Payments received for research support and reimbursable clinical trial costs are recorded as an offset to research and development expense during the period in which the qualifying expenses are incurred.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  Stockholders’ Equity

Common Stock

Each holder of common stock shall be entitled to one vote for each share of common stock held of record by such holder on all matters on which stockholders generally are entitled to vote. Common stockholders are entitled to receive dividends when and if declared by the board of directors, out of any funds legally available. As of December 31, 2019,  no dividends have been declared or paid.

Initial Public Offering

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

Aspire Common Stock Purchase Agreement

In October 2019, the Company entered into a common stock purchase agreement, or CSPA, with Aspire Capital Fund, LLC, or Aspire, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire is committed to purchase up to an aggregate of $20.0 million of shares of the Company’s common stock over the 30-month term of the CSPA. Under the CSPA, on any trading day selected by the Company on which the closing price of its common stock is equal to or greater than $0.25 per share, the Company has the right, in its sole discretion, to present Aspire with a purchase notice directing Aspire to purchase up to 50,000 shares of common stock per business day, at a purchase price equal to the lesser of the lowest sale price of common stock on the purchase date, or the arithmetic average of the three lowest closing sale prices during the 10 consecutive business days ending on the trading day immediately preceding the purchase date. The Company and Aspire also may mutually agree to increase the number of shares that may be sold to as much as 2,000,000 shares per business day.

In addition, on any date on which the Company submits a purchase notice to Aspire in an amount equal to 50,000 shares, the Company also has the right, in its sole discretion, to present Aspire with a volume-weighted average price purchase notice, or the VWAP Purchase Notice, directing Aspire to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on its principal market on the next trading day, or the VWAP Purchase Date, subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 97% of the volume-weighted average price for the Company’s common stock traded on its principal market on the VWAP Purchase Date.

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

As consideration for Aspire’s obligation under the CSPA, the Company issued 104,167 shares of common stock to Aspire as a commitment fee, or the Commitment Shares. This $0.6 million commitment fee and $0.1 million in other transaction costs were deferred and will be charged against the gross proceeds received upon exercise by the Company as costs of equity financing within additional paid-in capital.

The CSPA further provides that the number of shares that may be sold pursuant to the CSPA will be limited to 2,626,165 shares, including the Commitment Shares, which represents 19.99% of the Company’s outstanding shares of

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

common stock as of October 21, 2019, unless stockholder approval is obtained to issue more than 19.99%. This limitation will not apply under certain circumstances specified in the CSPA. As of December 31, 2019, 50,000 shares had been purchased by Aspire pursuant to the CSPA resulting in gross proceeds of $0.3 million.

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

11. Stock‑Based Compensation Expense

Stock Incentive Plan

In connection with the Reorganization, Entasis Therapeutics Holdings Inc. assumed the Entasis Limited amended and restated 2015 Stock Incentive Plan, or the 2015 Plan, and each outstanding share option to purchase ordinary shares of Entasis Limited was assumed by Entasis Therapeutics Holdings Inc. and converted into an option to purchase the same number of shares of common stock of Entasis Therapeutics Holdings Inc. at the same exercise price per share and on the same vesting schedule. Each new option has and is subject to the same terms and conditions as were in effect immediately prior to the assumption and conversion. No share options of Entasis Limited are outstanding following the assumption and conversion.

In September 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan, or the 2018 Plan, which became effective on September 25, 2018, at which point no further grants will be made under the 2015 Plan. Under the 2018 Plan, the Company may grant incentive stock options, or ISOs, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of December 31, 2019, options to purchase an aggregate of 1,387,206 shares had been granted and 447,158 shares were available for future issuance under the 2018 Plan. The options issued under the 2018 Plan expire after 10 years.

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

The maximum number of shares of the Company’s common stock subject to awards granted under the 2018 Plan or otherwise during a single calendar year to any nonemployee directors, taken together with any cash fees paid by the Company to such nonemployee directors during the calendar year for serving on the Company’s board of directors, will not exceed $500,000 in total value, or, with respect to the calendar year in which a nonemployee director is first appointed or elected to the Company’s board of directors, $800,000.

All options and awards granted under the 2015 Plan consisted of the Company’s common stock. As of September 25, 2018, no additional stock awards have been or will be granted under the 2015 Plan. Although the 2015 Plan was terminated as to future awards in September 2018, it continues to govern the terms of options that remain outstanding under the 2015 Plan.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Option Activity

Stock option activity under both plans for year ended December 31, 2019 is summarized as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value (in thousands)
Outstanding as of December 31, 2018	1,375,730	$6.54	8.66	$426
Granted	1,144,100	5.83
Exercised	(12,554)	4.17
Forfeited	(118,876)	6.74
Outstanding as of December 31, 2019	2,388,400	$6.20	8.44	$906

Vested or expected to vest as of December 31, 2019	2,388,400	$6.20	8.44	$906
Exercisable as of December 31, 2019	799,871	$5.54	7.35	$581

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

During the years ended December 31, 2019 and 2018 the weighted-average grant-date fair value per granted option was $3.99 and $6.22, respectively.

Employee Stock Purchase Plan

In September 2018, the Company’s board of directors and its stockholders approved the 2018 Employee Stock Purchase Plan, or the ESPP, which became effective as of September 25, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 140,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2019 and ending in 2028, in each case subject to the approval of the board of directors, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 250,000 shares; provided, that prior to the date of any such increase, the board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of December 31, 2019,  no shares of common stock had been issued under the ESPP and 271,248 shares remained available for future issuance under the ESPP. No offering period under the ESPP has been set by the Company’s board of directors.

Stock‑Based Compensation

Stock‑based compensation expense was classified in the consolidated statement of operations as follows (in thousands):

	Year Ended
	December 31,
	2019	2018
Research and development	$891	$479
General and administrative	1,530	722
Total stock-based compensation expense	$2,421	$1,201

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2019, total unrecognized stock‑based compensation expense related to unvested options was $6.0 million, which is expected to be recognized over the weighted average period of approximately 2.7 years. The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

The following weighted average assumptions were used to calculate the fair value of each stock-based option award under the Black-Scholes option pricing model:

	Year Ended
	December 31,
	2019		2018
Expected stock price volatility	77.8%		65.8%
Risk-free interest rate	2.3%		3.0%
Expected annual dividend yield	—		—
Expected life of options	6.1	years	6.1	years

12. Income Taxes

During the years ended December 31, 2019 and 2018, the Company recorded no income tax benefits for the net operating losses incurred due to its uncertainty of realizing a benefit from those items. The Company’s losses before income taxes were generated in the United States and the United Kingdom.

Net loss before the provision for income taxes for the years ended December 31, 2019 and 2018, consisted of the following (in thousands):

	Year Ended
	December 31,
	2019	2018
United Kingdom	$32,725	$28,123
United States	10,448	4,357
	$43,173	$32,480

The provision for income taxes for the years ended December 31, 2019 and 2018 consisted of the following (in thousands):

	Year Ended
	December 31,
	2019	2018
Current
Federal	$—	$—
State	17	—
Foreign	660	472
Total current	677	472
Deferred
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Total income taxes	$677	$472

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2019	2018
Income tax benefit computed at UK statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	6.9	4.6
Foreign rate differential	(3.0)	(3.4)
Disregarded entity	15.9	12.0
Research and development tax credits	1.4	1.4
Permanent difference	0.1	(0.5)
Valuation allowances	(42.4)	(35.1)
Foreign withholding tax	(1.5)	(1.4)
Effective income tax rate	(1.6)%	(1.4)%

Net deferred tax assets consisted of the following (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$36,151	$20,051
Tax credit carryforwards	3,507	2,321
Accrued expenses and other	2,037	1,097
Total deferred tax assets	41,695	23,469
Deferred tax liabilities:
ASC 842 right-of-use asset	(442)	—
Depreciation and amortization	—	(10)
Total deferred tax liabilities	(442)	(10)
Valuation allowance	(41,253)	(23,459)
Net deferred tax assets	$—	$—

Net operating losses generated in years ending after December 31, 2018 will be carried forward indefinitely and can no longer be carried back, and net operating losses generated in years beginning after December 31, 2017, can only reduce taxable income by 80% when utilized in a future period. As of December 31, 2019, the Company had federal and state net operating loss carryforwards (“NOLs”) of $74.9 million and $76.4 million which begin to expire in 2035. Included in the $74.9 million of federal net operating losses are losses of $62.2 million that will carry forward indefinitely as a result of the Tax Cuts and Jobs Act.  As of December 31, 2019, the Company had federal and state research and development tax credits carryforwards of $2.7 million and $1.0 million, which begin to expire in 2035 and 2026, respectively.

Utilization of the NOLs and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the NOLs or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization.

As of December 31, 2019, the Company had NOLs in the United Kingdom of $91.8 million to offset future taxable income. The NOLs in the United Kingdom can be carried forward indefinitely.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the federal, state and foreign deferred tax assets. Accordingly, a full valuation allowance of $41.3 million has been established against the deferred tax assets as of December 31, 2019. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2019 and 2018 related primarily to the increases in NOLs and research and development tax credit carryforwards and were as follows (in thousands):

	Year Ended
	December 31,
	2019	2018
Valuation allowance at beginning of year	$(23,459)	$(11,724)
Increases recorded to income tax provision	(17,794)	(11,735)
Valuation allowance at end of year	$(41,253)	$(23,459)

The Company has not recorded an amount for unrecognized tax benefits or related interest and penalties accrued as of December 31, 2019. The Company files income tax returns in the United States, Massachusetts and the United Kingdom. The federal and state returns are generally subject to tax examinations for the tax years ended December 31, 2015 to the present.  The statute of limitations for assessment by the United Kingdom is open for the tax years since 2015.  There are currently no pending tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future or prior period. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

13. Net Loss per Share

Basic and diluted net loss per share of the Company was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018
Numerator:
Net loss	$(43,850)	$(32,952)
Less: Dividends declared	—	(9,142)
Net loss attributable to common stockholders—basic and diluted	$(43,850)	$(42,094)

Denominator:
Weighted average common stock outstanding—basic and diluted	13,160,357	3,419,720
Net loss per share attributable to common stockholders—basic and diluted	$(3.33)	$(12.31)

The Company excluded options to purchase shares of common stock of 2,388,400 and 1,375,730 as of December 31, 2019 and 2018, respectively, from the computation of diluted net loss per share because including them

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

would have had an anti‑dilutive effect. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

14. Commitments

Lease Commitments

The Company has an operating lease agreement for its office and laboratory space with AstraZeneca. See Note 6, Leases, for additional information.

A Subscription Agreement

In connection with the A Subscription Agreement, the Company agreed to pay AstraZeneca a one‑time milestone payment of $5.0 million within three months of achieving a specified cumulative net sales milestone for durlobactam. This milestone payment will be automatically waived should the Company’s common stock trade on Nasdaq at or above a specified price at the time it achieves such specified cumulative net sales milestone for durlobactam. The Company is also obligated to pay AstraZeneca a one‑time milestone payment of $10.0 million within two years of achieving the first commercial sale of zoliflodacin. At the Company’s election, either milestone payment may be paid in cash, common stock, or a combination of cash and common stock. Additionally, the Company is obligated to pay AstraZeneca tiered, single‑digit, per‑country royalties on the annual worldwide net sales of durlobactam and zoliflodacin.

15. Related Party Transactions

AstraZeneca

The Company was formed in May 2015 as a wholly owned subsidiary of AstraZeneca. Prior to the closing of the initial public offering on September 28, 2018, AstraZeneca was the sole A Preferred Stockholder. Upon the closing of the initial public offering, all shares of preferred stock converted into shares of common stock. AstraZeneca continues to maintain an ownership interest in the Company. The Company has an operating lease agreement for its office and laboratory space with AstraZeneca.  See Note 6, Leases, for additional information.

Pharmaron Beijing Co., Ltd. (China)

The Company contracts with Pharmaron Beijing Co., Ltd. (China), or Pharmaron, to provide various medicinal chemistry research, manufacturing development and clinical services related to the Company’s ongoing product candidates. The Company began utilizing Pharmaron as a service provider prior to the spin-out in 2015 (see Note 1), and this relationship has continued into 2019. In 2019, the Senior Vice President of Strategic Partnerships at Pharmaron began sharing a household with the Company’s Chief Executive Officer and, as a result, the Company now considers the agreements between the Company and Pharmaron to be related-party transactions. The Company recorded expense of $7.2 million during the year ended December 31, 2019 for services pursuant to multiple Pharmaron agreements.  Amounts due to Pharmaron were $0.8 million as of December 31, 2019.

16. Benefit Plans

The Company has a tax‑qualified employee savings and retirement 401(k) plan, covering all qualified employees. Participants may elect a salary deferral up to the statutorily prescribed annual limit for tax‑deferred contributions. The Company made matching contributions of $0.2 million for each of the years ended December 31, 2019 and 2018.