Form 10-Q
period 2020-03-31
Entasis Therapeutics Holdings Inc.
filed 2020-05-07
CIK 1724344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the registrant had 14,614,073 shares of common stock, $0.001 par value per share, outstanding.

ENTASIS THERAPEUTICS HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “continue,” “should,” “will,” “would” or the negative or plural of those terms, and similar expressions. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information.

Forward-looking statements include, but are not limited to, statements about:

•	our plans to develop and commercialize our product candidates;
•	the timing of execution of planned clinical trials and availability of data from our clinical trials;
•

our expectation that the efficacy and safety data from our planned and ongoing Phase 3 registration trials, if positive, will be sufficient to support submission of a new drug application, or NDA to the FDA;

•	our ability to obtain grants or other government funding to develop our product candidates;
•	our ability to take advantage of benefits offered by current and pending legislation related to the development of products addressing antimicrobial resistance;
•	the timing of and our ability to file, obtain and maintain our planned regulatory filings;
•	the clinical utility of our product candidates and their potential advantages compared to other treatments;
•	our commercialization, marketing and distribution capabilities and strategy;
•	our ability to establish and maintain arrangements for the manufacture of our product candidates;
•	our ability to establish and maintain collaborations and to recognize the potential benefits of such collaborations;
•	our estimates regarding the market opportunities for our product candidates;
•	our intellectual property position and the duration of our patent rights;
•	our estimates regarding anticipated operating losses, needs for additional funds and capital requirements;
•	political, social and economic instability, natural disasters or public health epidemics in countries where we or our collaborators do business;
•	our ability to raise additional capital when needed and to continue as a going concern;
•	our ability to close the second tranche of the financing with Innoviva, Inc., or Innoviva;
•	our estimated needs for, and ability to secure additional financing; and
•	our estimate of the duration and potential impact of the COVID-19 pandemic.

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

In this Quarterly Report on Form 10‑Q, unless otherwise stated or as the context otherwise requires, references to “Entasis,” “the Company,” “we,” “us,” “our” and similar references refer to Entasis Therapeutics Holdings Inc. and its wholly owned subsidiaries. The trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per‑share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$17,450	$16,034
Short-term investments	10,016	24,962
Grants receivable	901	1,232
Prepaid expenses	2,932	4,560
Other current assets	1,485	2,218
Total current assets	32,784	49,006
Property and equipment, net	308	345
Operating lease right-of-use assets	1,505	1,620
Other assets	63	63
Total assets	$34,660	$51,034
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,150	$1,304
Accrued expenses and other current liabilities	4,633	6,252
Total current liabilities	5,783	7,556
Operating lease liabilities, net of current portion	1,173	1,321
Total liabilities	6,956	8,877
Commitments (Notes 5 and 11)
Stockholders’ equity:
Common stock, par value $0.001; 125,000,000 shares authorized and 13,291,563 shares issued and outstanding as of March 31, 2020 and December 31, 2019	13	13
Additional paid-in capital	176,888	176,103
Accumulated other comprehensive income	28	—
Accumulated deficit	(149,225)	(133,959)
Total stockholders’ equity	27,704	42,157
Total liabilities and stockholders’ equity	$34,660	$51,034

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$11,623	$11,002
General and administrative	3,780	3,189
Total operating expenses	15,403	14,191
Loss from operations	(15,403)	(14,191)
Other income:
Grant income	13	829
Interest income	124	492
Total other income	137	1,321
Loss before income taxes	(15,266)	(12,870)
Provision for income taxes	—	71
Net loss	$(15,266)	$(12,941)
Net loss per share—basic and diluted	$(1.15)	$(0.99)
Weighted average common stock outstanding—basic and diluted	13,291,563	13,126,595

	Three Months Ended March 31,
	2020	2019
Other comprehensive loss:
Net loss	$(15,266)	$(12,941)
Net unrealized gain on investments held	28	43
Comprehensive loss	$(15,238)	$(12,898)

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands, except share data)

Three Months Ended March 31, 2020			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2019	13,291,563	$13	$176,103	$—	$(133,959)	$42,157
Stock-based compensation expense	—	—	785	—	—	785
Unrealized gain on investments held	—	—	—	28	—	28
Net loss	—	—	—	—	(15,266)	(15,266)
Balances as of March 31, 2020	13,291,563	$13	$176,888	$28	$(149,225)	$27,704

Three Months Ended March 31, 2019			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2018	13,124,842	$13	$172,988	$(9)	$(90,109)	$82,883
Stock-based compensation expense	—	—	578	—	—	578
Exercise of stock options	2,286	—	11	—	—	11
Unrealized gain on investments held	—	—	—	43	—	43
Net loss	—	—	—	—	(12,941)	(12,941)
Balances as of March 31, 2019	13,127,128	$13	$173,577	$34	$(103,050)	$70,574

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(15,266)	$(12,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	37	40
Stock-based compensation expense	785	578
Amortization and accretion of investments	(27)	(195)
Changes in operating assets and liabilities:
Grants receivable	331	(22)
Prepaid expenses	1,628	(340)
Other assets	1,032	(2,208)
Accounts payable	(154)	2,747
Accrued expenses and other liabilities	(1,934)	1,917
Deferred rent	—	(175)
Net cash used in operating activities	(13,568)	(10,599)
Cash flows from investing activities:
Purchases of property and equipment	—	(37)
Proceeds from maturities of short-term investments	15,000	—
Purchases of short-term investments	—	(25,050)
Net cash provided by (used in) investing activities	15,000	(25,087)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	11
Payments of initial public offering costs	—	(150)
Payments of financing costs	(16)	—
Net cash used in financing activities	(16)	(139)
Net increase (decrease) in cash and cash equivalents	1,416	(35,825)
Cash and cash equivalents at beginning of the period	16,034	49,360
Cash and cash equivalents at end of the period	$17,450	$13,535
Supplemental disclosure of non-cash investing and financing activities:
Deferred financing costs included in accrued expenses and other current liabilities	$166	$—

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

The Company was initially formed as Entasis Therapeutics Limited, or Entasis Limited, on March 6, 2015 in the United Kingdom, or the U.K., as a wholly owned subsidiary of AstraZeneca AB, or AstraZeneca. Entasis was ultimately spun out from AstraZeneca in May 2015. In March 2018, as part of a corporate reorganization, Entasis Limited formed Entasis Therapeutics Holdings Inc., a Delaware corporation, which became the sole shareholder of Entasis Limited. Upon the completion of a reorganization on April 23, 2018, the historical consolidated financial statements of Entasis Limited became the historical consolidated financial statements of Entasis Therapeutics Holdings Inc. On September 28, 2018, the Company completed an initial public offering of its common stock, in which the Company issued and sold 5,000,000 shares of common stock at a price to the public of $15.00 per share. The aggregate net proceeds to the Company from the initial public offering were approximately $65.6 million after deducting underwriting discounts and commissions and offering expenses paid by the Company. Upon the completion of the Company’s initial public offering, all of the outstanding shares of redeemable convertible preferred stock of the Company, including accrued dividends, automatically converted into 8,084,414 shares of the Company’s common stock.

Risks and Uncertainties

As of March 31, 2020, the Company had $27.5 million in cash, cash equivalents and short-term investments, and an accumulated deficit of $149.2 million. Since its inception through March 31, 2020, the Company has funded its operations primarily with proceeds from the sale of redeemable convertible preferred stock and the sale of its common stock. The Company has also either directly received funding or financial commitments from, or has had its program activities conducted and funded by, United States government agencies and non-profit entities. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt, equity financing, strategic collaborations, or partnerships. As discussed further in Note 13, Subsequent Events, in April 2020 the Company entered into a securities purchase agreement with Innoviva, Inc. pursuant to which the Company expects to receive aggregate gross proceeds of $35 million. The Company believes its existing cash, cash equivalents and short-term investments, together with proceeds to be received from this transaction will enable it to fund its operating expenses and capital requirements through one year from the date of this filing.

As a clinical-stage company, Entasis is subject to a number of risks common to other life science companies, including, but not limited to, raising additional capital, development by its competitors of new technological innovations, risk of failure in preclinical and clinical studies, safety and efficacy of its product candidates in clinical trials, the risk of relying on external parties such as contract research organizations and contract manufacturing organizations the regulatory approval process, market acceptance of the Company’s products once approved, lack of marketing and sales history, dependence on key personnel and protection of proprietary technology. The Company’s therapeutic programs are currently pre-commercial, spanning discovery through late-stage development and will require additional research and development efforts, including the completion of Phase 3 registration trials and regulatory approval, prior to commercialization of any product candidates. These efforts require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance-reporting capabilities. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales. The Company may never achieve

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

profitability, and unless and until it does, it will continue to need to raise additional capital or obtain financing from other sources, such as strategic collaborations or partnerships.

The global outbreak of a novel strain of coronavirus (COVID-19) has, and will likely continue to have, a significant impact on the U.S. economy and businesses. The social distancing and stay-at-home orders issued by national, state and local governments have resulted in closures of offices and factories and disrupted supply chains.  The pandemic also has taxed healthcare systems both in the U.S. and around the world, resulting in disruption to or temporary suspension of clinical trials. As a result of these changes, the timelines for completion of our clinical trials and earlier-stage development programs may be impacted. The nature and extent of the impact remains uncertain as the duration of the outbreak and the time needed for businesses and healthcare systems to recover remains unknown. The full impact of the pandemic on economy, including the capital markets, also remains unknown. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn or recession and, by extension, limit our access to financial resources from the capital markets and other sources. It is not possible to predict the full impact of the COVID-19 pandemic on our business and access to capital in the future.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2019 and the notes thereto, which are included in the Company’s most recent Annual Report on Form 10-K. Since the date of those consolidated financial statements, there have been no material changes to its significant accounting policies.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2019 consolidated balance sheet was derived from audited consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or SEC, on March 11, 2020. The interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations.

The accompanying consolidated financial statements include the Company’s accounts and those of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the recognition of revenue, and the recognition of certain development costs. Estimates are periodically reviewed in light of changes in circumstances, facts and

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from the Company’s estimates.

Recently Adopted Accounting Pronouncements

Effective January 1, 2020, the Company adopted the requirements under the FASB ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The adoption of the new guidance did not affect the Company’s consolidated financial statements.

Effective January 1, 2020, the Company adopted the provisions of FASB ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This update clarifies the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. The guidance is required to be applied retrospectively to the date of initial application of Topic 606 and entities should recognize the cumulative effect of initially applying the amendments as an adjustment to the opening balance of retained earnings of the later of the earliest annual period presented and the annual period that includes the date of the entity’s initial application of Topic 606. The adoption of the new guidance did not affect the Company’s consolidated financial statements and did not require an adjustment to the opening balance of retained earnings.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12. The amendments in ASU 2019-12 are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted. The Company does not anticipate that the adoption of ASU 2019-12 will have a material effect on the Company’s consolidated financial statements.

3. Short-Term Investments

The following table summarizes the amortized cost and estimated fair value of the Company’s marketable securities, which are considered to be available-for-sale investments and are included in short-term investments on the consolidated balance sheets:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Balance as of March 31, 2020:
U.S. Treasury securities	$9,991	$25	$—	$10,016
Total	$9,991	$25	$—	$10,016

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Balance as of December 31, 2019:
U.S. Treasury securities	$24,957	$5	$—	$24,962
Total	$24,957	$5	$—	$24,962

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the tables above. As of March 31, 2020 and December 31, 2019, all short-term investments have contractual maturities within one year.

4. Fair Value of Financial Instruments

The following tables set forth the Company’s assets that were accounted for at fair value on a recurring basis:

	March 31, 2020
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$9,038	$—	$—	$9,038
Short-term investments:
U.S. Treasury securities	10,016	—	—	10,016
Total	$19,054	$—	$—	$19,054

	December 31, 2019
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$13,949	$—	$—	$13,949
Short-term investments:
U.S. Treasury securities	24,962	—	—	24,962
Total	$38,911	$—	$—	$38,911

The Company classifies its money market funds and U.S. Treasury securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment.

The Company uses the carrying amounts of its cash equivalents, grants receivable, accounts receivable, prepaid expenses,  other current assets, accounts payable and accrued expenses and other current liabilities to approximate their fair value due to the short-term nature of these amounts.

5. Leases

The Company adopted FASB ASC 842, Leases, or ASC 842, on January 1, 2019. ASC 842 allows the Company to elect a package of practical expedients, which include: (i) an entity need not reassess whether any expired or existing contracts are or contain leases; (ii) an entity need not reassess the lease classification for any expired or existing leases; and (iii) an entity need not reassess any initial direct costs for any existing leases. Another practical expedient allows the Company to use hindsight in determining the lease term when considering lessee options to extend or terminate the lease and to purchase the underlying asset. The Company elected to utilize this package of practical expedients and elected not to use the hindsight methodology in its implementation of ASC 842.

The Company determined that it held one significant operating lease as of January 1, 2019, consisting of 20,062 square feet of office and laboratory space in Waltham, Massachusetts that expires in December 2022 pursuant to a May

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

2015 lease with AstraZeneca, or the AZ lease, as amended in February 2018. During the three months ended March 31, 2020 and 2019, the Company recorded lease expense of $0.2 million related to this lease. The Company has two additional operating leases that are included in its lease accounting which are not considered significant.

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the remaining lease term at the date of adoption. The AZ lease contains a renewal option that can extend the lease for three years. Because the Company is not reasonably certain to exercise this renewal option, the option is not considered in determining the lease term, and associated potential additional payments are excluded from lease payments. The Company elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. The Company has existing net leases in which the non-lease components (e.g., common area maintenance) are paid separately from rent based on actual costs incurred and therefore are not included in the operating lease right-of-use assets and lease liabilities and are reflected as an expense in the period incurred.

The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheets (in thousands):

	As of	As of
	March 31, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	$1,505	$1,620

Liabilities
Operating lease liabilities, current	$544	$506
Operating lease liabilities, net of current portion	1,173	1,321
Total operating lease liabilities	$1,717	$1,827

The operating lease right-of-use assets and operating lease liabilities balances relate primarily to amounts associated with the AZ lease. Future minimum lease payments under non-cancelable leases as of March 31, 2020, were as detailed below (in thousands):

Fiscal Year	As of March 31, 2020
2020 (remaining 9 months)	$508
2021	717
2022	737
2023	1
Total undiscounted lease payments	1,963
Less: imputed interest	(246)
Total operating lease liabilities	$1,717

As of March 31, 2020, the weighted average remaining lease term was 2.8 years and the weighted-average incremental borrowing rate used to determine the operating lease right-of-use assets was 9.1%.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued compensation and benefits	$995	$2,490
Accrued contract manufacturing	1,578	1,550
Accrued clinical	405	606
Accrued professional services	756	530
Accrued research	186	275
Current portion of operating lease liabilities	544	506
Other	169	295
Total accrued expenses and other current liabilities	$4,633	$6,252

7. Funding Arrangements

In March 2017 and October 2017, the Company entered into funding arrangements with the Trustees of Boston University to utilize funds from the U.S. government through the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB‑X, program, in support of our ETX0282 and ETX0462 programs. In September 2019, the funding arrangements were amended to increase the amount of specified research expenditures of the Company that could be covered from $16.4 million to up to $16.8 million from April 2017 through September 2021.

The Company recognized grant income in connection with the CARB-X agreements of $13,000 and $0.8 million during the three months ended March 31, 2020 and 2019, respectively. The Company received $0.4 million and $0.6 million of payments under the grants during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, the Company’s receivables for unreimbursed, eligible costs incurred under the CARB-X agreements totaled $0.9 million and $1.2 million, respectively.

8. License and Collaboration Agreements

GARDP

In July 2017, the Company entered into a collaboration agreement with the Global Antibiotic Research and Development Partnership, or GARDP, for the development, manufacture and commercialization of the product candidate zoliflodacin in certain countries. Under the terms of the collaboration agreement, GARDP will use commercially reasonable endeavors to perform and fully fund the Phase 3 registration trial, including the manufacture and supply of the product candidate containing zoliflodacin, in uncomplicated gonorrhea. The Phase 3 registration trial was initiated in September 2019. Given the focus at our clinical trial sites to address the immediate medical needs due to the COVID-19 pandemic, GARDP, with our full agreement, has made the decision to temporarily suspend patient enrollment into the Phase 3 registration trial at U.S. sites and activation of new clinical trial sites in ex-U.S. regions.

Zai Lab

In April 2018, the Company entered into a license and collaboration agreement with Zai Lab (Shanghai) Co., Ltd., or Zai Lab, pursuant to which Zai Lab licensed exclusive rights to durlobactam and sulbactam-durlobactam, or SUL-DUR, in the Asia‑Pacific region, or the Zai Agreement. Under the terms of the Zai Agreement, Zai Lab will fund most of the Company’s clinical trial costs in China for SUL-DUR, including all costs in China for the Company’s Phase 3 registration trial of SUL-DUR, with the exception of Phase 3 patient drug supply. Zai Lab will conduct

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

development activities and plan and obtain regulatory approval in a specified number of countries in the Asia‑Pacific region beyond China after regulatory approval of a licensed product in China. Zai Lab is also solely responsible for commercializing licensed products in the Asia‑Pacific region and will commercialize licensed products for which it has obtained regulatory approval. The Company is obligated to conduct specified development activities for the Asia‑Pacific region. The Company is also obligated to supply Zai Lab with the licensed products for clinical development, although Zai Lab may take over manufacturing responsibilities for its own commercialization activities within a specified time period following the effective date of the Zai Agreement. Both parties are prohibited from developing and commercializing products in the Asia‑Pacific region that would compete with the licensed products.

The Company received an upfront, non‑refundable payment of $5.0 million, milestone payments of $7.0 million, research support funding of $0.6 million and certain other reimbursable registration trial costs of $2.0 million, less applicable taxes of $2.0 million from Zai Lab through March 2020. During the three months ended March 31, 2020 and 2019, the Company recognized no revenue under the Zai Agreement. The Company is eligible to receive up to an aggregate of $91.0 million in additional research and development support payments and development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products. In the event the China Food and Drug Administration requires a modification or supplement to the trial protocol, and the Company delays Zai Lab from proceeding with such modified protocol and subsequently obtaining regulatory approval for the pivotal study of SUL-DUR in China, then the future sales‑based milestone payments that become due to the Company will be reduced by an agreed upon amount that increases with the length of the delay. Zai Lab will pay the Company a tiered royalty equal to a high‑single digit to low‑double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory.

The Company determined the $5.0 million non‑refundable upfront payment was the entire transaction price at the outset of the Zai Agreement. All other future potential milestone payments were excluded from the transaction price as they were fully constrained as the risk of significant reversal of revenue had not yet been resolved. At the outset of the Zai Agreement, the achievement of the future potential milestones was not within the Company’s control and was subject to certain research and development success, regulatory approvals or commercial success and therefore carried significant uncertainty. The Company reevaluates the likelihood of achieving the future milestones at the end of each reporting period. Future development milestone revenue from the arrangement will be recognized as revenue in the period when it is no longer probable that revenue attributable to the milestone will result in a significant reversal of cumulative revenue. Payments received for research support and reimbursable clinical trial costs are recorded as an offset to research and development expense during the period in which the qualifying expenses are incurred.

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

9. Stockholders’ Equity and Stock‑Based Compensation Expense

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Under the CSPA, the Company controls the timing and amount of any sales to Aspire, and is not limited with respect to use of proceeds or by any financial or business covenants, restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the CSPA. The CSPA may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire has no trading volume requirements or restrictions and has no right to require any sales by the Company but is obligated to make purchases as directed by the Company in accordance with the CSPA. Aspire has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of common stock during any time prior to the termination of the CSPA.

The CSPA further provides that the number of shares that may be sold pursuant to the CSPA will be limited to 2,626,165 shares, including 104,167 shares of common stock issued to Aspire as a commitment fee, which represented 19.99% of the Company’s outstanding shares of common stock as of October 21, 2019, unless stockholder approval is obtained to issue more than 19.99%. This limitation will not apply under certain circumstances specified in the CSPA. During the quarter ended March 31, 2020, there were no shares purchased by Aspire pursuant to the CSPA.

Concurrently with entering into the CSPA, the Company also entered into a registration rights agreement with Aspire, pursuant to which the Company filed with the SEC a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (File No. 333-234041), registering all of the shares of common stock that may be offered to Aspire from time to time under the CSPA. The Company’s ability to sell shares to Aspire under the CSPA is subject to certain limitations arising under the Securities Purchase Agreement with Innoviva, which is discussed in Note 13, Subsequent Events.

Stock Incentive Plans

In September 2018, the Company’s board of directors adopted, and its stockholders approved the 2018 Equity Incentive Plan, or the 2018 Plan, which became effective on September 25, 2018, at which point no further grants will be made under the 2015 Stock Incentive Plan, or the 2015 Plan. Under the 2018 Plan, the Company may grant incentive stock options, or ISOs, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of March 31, 2020, options to purchase an aggregate of 2,226,406 shares had been granted and 150,720 shares were available for future issuance under the 2018 Plan.

At its inception, the aggregate number of shares of the Company’s common stock available for issuance under the 2018 Plan was 2,350,000. The number of shares of the Company’s common stock reserved for issuance under the 2018 Plan automatically increases on January 1 of each year, for a period of 10 years, from January 1, 2019 continuing through January 1, 2028, by 4% of the total number of shares of the Company’s common stock outstanding on

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Accordingly, on January 1, 2020 and 2019, 531,662 and 524,993 shares were added to the number of available shares, respectively. The maximum number of shares that may be issued pursuant to the exercise of ISOs under the 2018 Plan is 7,500,000.

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

Stock Option Activity

Stock option activity under both plans during the three months ended March 31, 2020 is summarized as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value (in thousands)
Outstanding as of December 31, 2019	2,388,400	$6.20	8.44	$906
Granted	839,200	4.87
Exercised	—	—
Forfeited	(11,100)	5.01
Outstanding as of March 31, 2020	3,216,500	$5.86	8.58	$—

Exercisable as of March 31, 2020	1,110,613	$5.66	7.50	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

During the three months ended March 31, 2020, the weighted-average grant date fair value per granted option was $3.34.

Employee Stock Purchase Plan

In September 2018, the Company’s board of directors and its stockholders approved the 2018 Employee Stock Purchase Plan, or the ESPP, which became effective as of September 25, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 140,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2019 and ending in 2028, in each case subject to the approval of the board of directors, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 250,000 shares; provided, that prior to the date of any such increase, the board of directors may determine that such increase will be less than the amount set forth in clauses (i) and

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(ii). Pursuant to the terms of the 2018 Employee Stock Purchase Plan, an additional 132,915 and 131,248 shares were added to the number of available shares effective January 1, 2020 and 2019, respectively. As of March 31, 2020, no shares of common stock had been issued under the ESPP and 404,163 shares remained available for future issuance under the ESPP. No offering period under the ESPP has been set by the Company’s board of directors.

Stock‑Based Compensation

Stock‑based compensation expense was classified in the consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$349	$232
General and administrative	436	346
Total stock-based compensation expense	$785	$578

As of March 31, 2020, total unrecognized stock‑based compensation expense related to unvested options was $8.0 million, which is expected to be recognized over the weighted average period of approximately 2.9 years. The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

10. Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

Options to purchase 3,216,500 and 1,966,976 shares of common stock as of March 31, 2020 and 2019, respectively, were excluded from the calculation of net loss per share due to their anti-dilutive effect.

11. Commitments

Lease Commitments

The Company has an operating lease agreement for its office and laboratory space with AstraZeneca. See Note 5,  Leases, for additional information.

A Subscription Agreement

In connection with the Company’s 2015 spin-out from AstraZeneca, the Company entered into a business transfer and subscription agreement with AstraZeneca pursuant to which the Company agreed to pay AstraZeneca a one‑time milestone payment of $5.0 million within three months of achieving a specified cumulative net sales milestone for durlobactam. This milestone payment will be automatically waived should the Company’s common stock trade on The Nasdaq Global Market at or above a specified price at any time prior to achieving such specified cumulative net sales milestone for durlobactam. The Company is also obligated to pay AstraZeneca a one‑time milestone payment of $10.0 million within two years of achieving the first commercial sale of zoliflodacin. At the Company’s election, either milestone payment may be paid in cash, common stock, or a combination of cash and common stock. Additionally, the Company is obligated to pay AstraZeneca tiered, single‑digit, per‑country royalties on the annual worldwide net sales of durlobactam and zoliflodacin.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

12. Related Party Transactions

AstraZeneca

The Company was formed in May 2015 as a wholly owned subsidiary of AstraZeneca.  Prior to the closing of the initial public offering on September 28, 2018, AstraZeneca was the sole series A preferred stockholder. Upon the closing of the initial public offering, all shares of preferred stock converted into shares of common stock of the Company. AstraZeneca continues to maintain an ownership interest in the Company. The Company has an operating lease agreement for its office and laboratory space with AstraZeneca. See Note 5, Leases, for additional information.

Pharmaron Beijing Co., Ltd. (China)

The Company contracts with Pharmaron Beijing Co., Ltd. (China), or Pharmaron, to provide various medicinal chemistry research, manufacturing development and clinical services related to the Company’s ongoing product candidates. The Company began utilizing Pharmaron as a service provider prior to the spin-out in 2015 (see Note 1,  Organization and Description of Business, to these notes to consolidated financial statements), and this relationship has continued into 2020. In 2019, the Senior Vice President of Strategic Partnerships at Pharmaron began sharing a household with the Company’s Chief Executive Officer, and as a result the Company now considers the agreements between the Company and Pharmaron to be related-party transactions. The Company recorded expense of $0.9 million and $2.2 million during the three months ended March 31, 2020 and 2019, respectively, for services rendered pursuant to multiple Pharmaron agreements. Amounts due to Pharmaron were $0.2 million and $0.8 million and as of March 31, 2020 and December 31, 2019, respectively.

13. Subsequent Events

Securities Purchase Agreement

On April 12, 2020, the Company entered into a securities purchase agreement, or the Securities Purchase Agreement, with Innoviva, Inc., or Innoviva, pursuant to which the Company agreed to issue and sell to Innoviva, in a private placement under the applicable Nasdaq Stock Market LLC, or Nasdaq, rules up to 14,000,000 newly issued shares of common stock, par value $0.001 per share, of the Company, or the Common Stock, and warrants, or the Common Warrants, to purchase up to 14,000,000 shares of the Common Stock, each with an exercise price per share of $2.50,  collectively the Private Placement. The Common Warrants will be exercisable immediately and will have a five-year term. Each share of Common Stock and Common Warrant, or together, the Common Unit, will be issued and sold together to Innoviva at a price per Common Unit of $2.50.

Under the Securities Purchase Agreement, the Private Placement occurs in two tranches. At the closing of the first tranche, or the First Closing, which occurred on April 22, 2020, Innoviva purchased 1,322,510 shares of the Common Stock and the Common Warrants to purchase 1,322,510 shares of the Common Stock, for an aggregate purchase price of approximately $3.3 million. At the closing of the second tranche, or the Second Closing, subject to satisfaction of certain closing conditions, including the Company’s stockholders’ voting in favor of the transaction, Innoviva will purchase the remaining shares of the Common Stock and Common Warrants, which is anticipated to be 12,677,490 shares of the Common Stock and the Common Warrants to purchase 12,677,490 shares of the Common Stock for an aggregate purchase price of approximately $31.7 million.

The Company expects to receive aggregate gross proceeds from the Private Placement of $35.0 million, before deducting transaction expenses, and excluding proceeds (if any) received in connection with the exercise of any of the Common Warrants. At the effective time of the Second Closing, assuming the exercise of all of the Common Warrants, Innoviva will hold approximately 67.8% of the Company’s outstanding common stock.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The Securities Purchase Agreement contains customary representations and warranties as well as certain operating covenants applicable to the Company until the Second Closing. The Securities Purchase Agreement contains certain customary termination rights for both the Company and Innoviva, including, but not limited to, mutual written consent of the parties; by either party, if a governmental entity of competent jurisdiction issues a final and non-appealable order; and by either party, upon the breach of any representation, warranty, covenant or other agreement of the Securities Purchase Agreement by the other that is not cured before the earlier of the 10th day following notice of such breach and the termination date. If the Second Closing does not occur under specified circumstances, the Company will be required to pay Innoviva a termination fee in an amount equal to $850,000, plus reimbursement of expenses, which are capped at $250,000.

The Second Closing is expected to close in the second quarter of 2020, subject to the satisfaction of certain closing conditions referenced above. To date, the Company has incurred $0.2 million in financing costs in connection with the Securities Purchase Agreement.

Investor Rights Agreement

At the First Closing, Innoviva and the Company entered into an investors rights agreement, or the Investor Rights Agreement, which provides that for so long as Innoviva and its affiliates hold at least 15% of the outstanding shares of the Common Stock on a fully-diluted basis, Innoviva shall have the right to designate two directors to the board of directors of the Company, or the Board; and for so long as Innoviva and its affiliates hold at least 8% of the outstanding shares of the Common Stock on a fully-diluted basis, Innoviva shall have the right to designate one director to the Board, subject to certain qualifications and conditions in the Investor Rights Agreement. The Investor Rights Agreement also provides for participation rights for Innoviva to participate pro rata in future offerings of securities by the Company.

Registration Rights Agreements

At the First Closing, the Company and Innoviva entered into a registration rights agreement, or the Registration Rights Agreement, pursuant to which, among other things, the Company must prepare and file with the SEC a registration statement with respect to resales of the shares of the Common Stock and the Common Warrants purchased by Innoviva under the Securities Purchase Agreement within 30 days of the First Closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q and with our audited consolidated financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or SEC, on March 11, 2020, or the Annual Report on Form 10-K. In addition, you should read the “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our lead product candidate, sulbactam-durlobactam, or SUL-DUR, is a fixed-dose intravenous, or IV, combination of sulbactam, an IV β-lactam antibiotic, and durlobactam, a novel broad-spectrum intravenous β-lactamase inhibitor, or BLI, that we are developing for the treatment of multidrug-resistant infections caused by Acinetobacter baumannii, or Acinetobacter. We initiated ATTACK, our single Phase 3 registration trial in April 2019, with data readout now expected in early 2021 after contemplation of delays anticipated due to the COVID-19 pandemic. We believe that the data from the ATTACK trial, along with data from our other clinical trials of SUL-DUR, will be sufficient to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA.

Our second late-stage product candidate, zoliflodacin, is a novel orally administered molecule being developed for the treatment of uncomplicated gonorrhea. The bacterial pathogen responsible for gonorrhea is Neisseria gonorrhoeae, or N. gonorrhoeae, including multidrug-resistant strains. We believe there is a growing global unmet patient need for a single-dose oral antibiotic that will reliably treat patients with gonorrhea, including infections caused by multidrug-resistant strains of N. gonorrhoeae. The sponsor for the Phase 3 registration trial is our nonprofit collaborator, the Global Antibiotic Research and Development Partnership, or GARDP. The registration trial was initiated in September 2019. Given the focus at our clinical trial sites to address the immediate medical needs due to the COVID-19 pandemic, GARDP, with our full agreement, made the decision in late-March to temporarily suspend patient enrollment into the Phase 3 registration trial at U.S. sites and activation of new clinical trial sites in ex-U.S. regions. At this time, we cannot provide guidance on when these trial activities will resume.  Assuming resumption of activities in the second quarter of 2020, we still anticipate top-line data in the second half of 2021, which we believe, along with data from our other clinical trials of zoliflodacin, will be sufficient for submitting an NDA to the FDA.

We are also developing ETX0282CPDP for the treatment of complicated urinary tract infections, or cUTIs, including those caused by extended-spectrum β-lactamase, or ESBL, producing bacterial strains and carbapenem-resistant Enterobacteriaceae, or CRE. ETX0282CPDP is an oral, fixed-dose combination of ETX0282 with cefpodoxime proxetil. We believe there is a significant unmet need for new oral antibiotics to reliably treat the estimated 3 to 4 million patients diagnosed annually with cUTIs. We reported preliminary trial results in June 2019 and are now progressing with modified release formulation work.

Lastly, we are using our targeted-design platform to develop a novel class of antibiotics, non β-lactam inhibitors of penicillin-binding proteins, or NBPs. We believe our NBPs constitute a potential new class of Gram-negative antibacterial agents with no pre-existing resistance that are designed to target a broad spectrum of pathogens, including Pseudomonas aeruginosa, or Pseudomonas. During the fourth quarter of 2019 we selected ETX0462 as a candidate for this program.

Since our inception in May 2015, we have devoted substantially all of our resources to organizing and staffing our Company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery and development activities for our programs and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. As of March 31, 2020, we have funded our operations primarily with net cash proceeds of $104.2 million from the sale of our preferred stock and net cash proceeds of $65.6 million from the sale of common stock in our initial public offering. We have also either directly received funding or financial commitments from, or have had our program activities conducted and funded by, the U.S. government through our arrangements with the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program, or CARB-X, and the U.S. Department of Defense, and have received non-profit awards from GARDP, and upfront and milestone payments from our license and collaboration agreement with Zai Lab (Shanghai), Co., Ltd., or Zai Lab.

Funding Arrangements

In March 2017 and October 2017, we entered into funding arrangements with the Trustees of Boston University to utilize funds from the U.S. government, through the CARB-X program, for support of our ETX0282 and NBP programs. These funding arrangements could cover up to $16.8 million of our specified research expenditures from April 2017 through September 2021. As of March 31, 2020, we had received $7.4 million in payments and we have recorded $8.0 million of grant income under these funding arrangements.

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

In April 2018, we entered into a license and collaboration agreement with Zai Lab pursuant to which Zai Lab licensed exclusive rights to durlobactam and SUL-DUR in the Asia-Pacific region. Under the terms of the agreement, Zai Lab will fund most of our registration trial costs in China for SUL-DUR, including all costs in China for our Phase 3 registration trial of SUL-DUR, with the exception of Phase 3 patient drug supply of licensed product. As of March 31, 2020, we have received net payments of $12.6 million, representing the $5.0 million upfront payment, $7.0 million of milestone payments, $0.6 million of research support payments and $2.0 million of certain other reimbursable registration trial costs, less applicable taxes of $2.0 million, from Zai Lab and we have recognized revenue of $12.0 million under this agreement.

Financial Overview

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

To date, substantially all of our research and development expenses have been related to the preclinical and clinical development of our product candidates and preclinical program. The following table shows our research and development expenses by development program and type of activity:

	Three Months Ended
	March 31,
	2020	2019

Direct research and development expenses by program:
SUL-DUR	$7,409	$6,916
ETX0282	100	703
Zoliflodacin	10	15
Other preclinical programs	259	601
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	3,230	2,264
Facilities, supplies and other	615	503
Total research and development expenses	$11,623	$11,002

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

The duration, costs and timing of clinical trials and development of our product candidates and preclinical program will depend on a variety of factors that include, but are not limited to, the following:

•	the number of trials required for approval and any requirement for extension trials;
•	per-patient trial costs;
•	the number of patients that participate in the trials;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the impact of COVID-19 on hospitals participating in the trials and their ability to focus on our trials;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient follow-up; and
•	the efficacy and safety profiles of the product candidates.

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

Other Income

Grant Income

Grant income consists of income recognized in connection with grants we received under our funding arrangements with the Trustees of Boston University through the CARB-X program. Grant income is recognized in the period during which the related specified expenses are incurred.

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

Results of Operations

Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$11,623	$11,002	$621
General and administrative	3,780	3,189	591
Total operating expenses	15,403	14,191	1,212
Loss from operations	(15,403)	(14,191)	(1,212)
Other income:
Grant income	13	829	(816)
Interest income	124	492	(368)
Total other income	137	1,321	(1,184)
Loss before income taxes	(15,266)	(12,870)	(2,396)
Provision for income taxes	—	71	(71)
Net loss	$(15,266)	$(12,941)	$(2,325)

Research and Development Expenses

Research and development expenses were $11.6 million during the three months ended March 31, 2020, compared to $11.0 million during the three months ended March 31, 2019. The increase of $0.6 million was primarily due to an increase of $1.0 million in personnel expenses associated with higher headcount, higher salaries and higher stock-based compensation expense resulting from options granted during the year ended December 31, 2019 and the quarter ended March 31, 2020, and an increase of $0.5 million related to our SUL-DUR product candidate. These costs were partially offset by a decrease of $0.6 million related to our ETX0282CPDP product candidate, and a decrease of $0.3 million in other preclinical program expenses. The increase of $0.5 million in expenses related to our SUL-DUR product candidate was primarily due to an increase of $1.3 million in development expenses and an increase of $0.2 million in preclinical expenses, partially offset by a decrease of $1.0 million in manufacturing costs. The decrease of $0.6 million in expenses related to our ETX0282CPDP product candidate was primarily due to a decrease of $0.6 million in clinical development expenses.

General and Administrative Expenses

General and administrative expenses were $3.8 million during the three months ended March 31, 2020, compared to $3.2 million during the three months ended March 31, 2019.  The increase of $0.6 million was driven primarily by an increase of $0.6 million in personnel expenses associated with higher headcount during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Other Income

Other income was $0.1 million during the three months ended March 31, 2020, compared to $1.3 million during the three months ended March 31, 2019. The decrease of $1.2 million was due to a decrease of $0.8 million in grant income associated with our grant agreements under the CARB-X programs and a decrease of $0.4 million in interest income.

Provision for Income Taxes

There was no provision for income taxes during the three months ended March 31, 2020, compared to $0.1 million during the three months ended March 31, 2019. The $0.1 million decrease was due to the timing of payments received as a result of milestone achievements in connection with our ongoing license and collaboration agreement with Zai Lab. Our losses before income taxes were generated in the United States and the United Kingdom. Consistent with all prior periods, the Company did not record any income tax benefit for its operating losses due to the uncertainty regarding future taxable income. Accordingly, a full valuation allowance has been established against the deferred tax assets as of March 31, 2020.

Liquidity and Capital Resources

Overview

As of March 31, 2020, we had raised aggregate net cash proceeds of $104.2 million from the sale of redeemable convertible preferred stock and $65.6 million of net proceeds from the sale of common stock in our initial public offering, which we have used to fund our operations. In addition, we have also either directly received funding or financial commitments from, or have had our program activities conducted and funded by, the U.S. government through arrangements with NIAID, CARB-X and the U.S. Department of Defense, and have received non-profit awards from GARDP and upfront and milestone payments from Zai Lab. As of March 31, 2020, we had cash, cash equivalents and short-term investments of $27.5 million. As discussed further in Note 13, Subsequent Events, in April 2020 we entered into a securities purchase agreement with Innoviva, Inc. pursuant to which we  expect to receive aggregate gross proceeds of $35 million.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. Our net loss was $15.3 million for the quarter ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $149.2 million.

We believe that our existing cash, cash equivalents and short-term investments, together with proceeds to be received from the Innoviva transaction will enable us to fund our operating expenses and capital requirements through one year from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

•	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our product candidates;
•	making arrangements with third parties for manufacturing capabilities;
•	launching commercial sales of products, if and when approved, whether alone or in collaboration with others;
•	acceptance of the therapies, if and when approved, by physicians, patients and third-party payors;
•	competing effectively with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement;
•	protecting our rights in our intellectual property portfolio;
•	maintaining a continued acceptable safety profile of our drugs following approval; and
•	the duration and potential impact of the COVID-19 outbreak.

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

In addition, under the CSPA on any date on which we submit a purchase notice to Aspire in an amount equal to 50,000 shares, we also have the right, in our sole discretion, to present Aspire with a volume-weighted average price purchase notice, or VWAP Purchase Notice, directing Aspire to purchase an amount of stock equal to up to 30% of the aggregate shares of our common stock traded on its principal market on the next trading day, or the VWAP Purchase Date, subject to a maximum number of shares we may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 97% of the volume-weighted average price for our common stock traded on its principal market on the VWAP Purchase Date.

Under the terms of the CSPA, we control the timing and amount of any sales to Aspire, and we are not limited with respect to use of proceeds or by any financial or business covenants, restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the CSPA. The CSPA may be terminated by us at any time, at our discretion, without any cost to us. Aspire has no trading volume requirements or restrictions and has no right to require any sales by Entasis but is obligated to make purchases as directed by us in accordance with the CSPA. Aspire has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of common stock during any time prior to the termination of the CSPA.

The CSPA further provides that the number of shares that may be sold pursuant to the CSPA will be limited to 2,626,165 shares, which represents 19.99% of our outstanding shares of common stock as of October 21, 2019, unless stockholder approval is obtained to issue more than 19.99%. This limitation will not apply under certain circumstances specified in the CSPA. During the three months ended March 31, 2020, no shares were purchased by Aspire pursuant to the CSPA.

Concurrently with entering into the CSPA, we also entered into a registration rights agreement with Aspire, pursuant to which we filed with the SEC a prospectus supplement to our effective shelf registration statement on Form S-3 (File No. 333-234041), registering all of the shares of common stock that may be offered to Aspire from time to time under the CSPA.

Innoviva, Inc. Securities Purchase Agreement

On April 12, 2020, we entered into a securities purchase agreement, or the Securities Purchase Agreement, with Innoviva pursuant to which we agreed to issue and sell to Innoviva, in a private placement under the applicable Nasdaq Stock Market LLC, or Nasdaq, rules up to 14,000,000 newly issued shares of our common stock, par value $0.001 per share, or the Common Stock, and warrants, or the Common Warrants, to purchase up to 14,000,000 shares of the Common Stock, each with an exercise price per share of $2.50, or the Private Placement. The Common Warrants will be exercisable immediately and will have a five-year term. Each share of the Common Stock and along with the Common Warrant, or together, the Common Unit, will be issued and sold together to Innoviva at a price per Common Unit of $2.50.

Under the Securities Purchase Agreement, the Private Placement occurs in two tranches. At the closing of the first tranche, or the First Closing, which occurred on April 22, 2020, Innoviva purchased 1,322,510 shares of the Common Stock and the Common Warrants to purchase 1,322,510 shares of the Common Stock, for an aggregate purchase price of approximately $3.3 million. At the closing of the second tranche, or the Second Closing, subject to satisfaction of certain closing conditions, including our stockholders’ voting in favor of the transaction, Innoviva will purchase the remaining shares of the Common Stock and the Common Warrants, which is anticipated to be 12,677,490 shares of the Common Stock and the Common Warrants to purchase 12,677,490 shares of the Common Stock for an aggregate purchase price of approximately $31.7 million.

We expect to receive aggregate gross proceeds from the Private Placement of $35.0 million, before deducting transaction expenses, and excluding proceeds (if any) received in connection with the exercise of any of the Common Warrants. At the effective time of the Second Closing, assuming the exercise of all of the Common Warrants, Innoviva will hold approximately 67.8% of our outstanding common stock.

The Securities Purchase Agreement contains customary representations and warranties as well as certain operating covenants applicable to us until the Second Closing. The Securities Purchase Agreement contains certain customary termination rights for both Entasis and Innoviva, including, but not limited to, mutual written consent of the parties; by either party, if a governmental entity of competent jurisdiction issues a final and non-appealable order; and by either party, upon the breach of any representation, warranty, covenant or other agreement of the Securities Purchase Agreement by the other that is not cured before the earlier of the 10th day following notice of such breach and the termination date. If the Second Closing does not occur under specified circumstances, we will be required to pay Innoviva a termination fee in an amount equal to $850,000, plus reimbursement of expenses, which are capped at $250,000.

The Second Closing is expected to close in the second quarter of 2020, subject to the satisfaction of certain closing conditions referenced above.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net cash used in operating activities	$(13,568)	$(10,599)
Net cash provided by (used in) investing activities	15,000	(25,087)
Net cash used in financing activities	(16)	(139)
Net increase (decrease) in cash and cash equivalents	$1,416	$(35,825)

Operating Activities

During the three months ended March 31, 2020, operating activities used $13.6 million of cash, resulting from our net loss of $15.3 million offset by non-cash charges of $0.8 million and net cash provided by changes in operating assets and liabilities of $0.9 million. Net cash provided by changes in operating assets and liabilities for the three months ended March 31, 2020 consisted primarily of a $1.6 million decrease in prepaid expenses, a $1.0 million decrease in other assets and a $0.3 million decrease in grants receivable. These provisions of cash were partially offset by a $1.9 million decrease in accrued expenses and other liabilities and a $0.2 million decrease in accounts payable.

During the three months ended March 31, 2019, operating activities used $10.6 million of cash, resulting primarily from our net loss of $12.9 million offset by net cash provided by changes in operating assets and liabilities of $1.9 million and non-cash charges of $0.4 million. Net cash provided by changes in operating assets and liabilities for the three months ended March 31, 2019 consisted primarily of a $2.7 million increase in accounts payable and a $1.9 million increase in accrued expenses and other current liabilities. These sources of cash were partially offset by a $2.2 million increase in other assets and a $0.3 million increase in prepaid expenses.

Investing Activities

During the three months ended March 31, 2020, net cash provided by investing activities was $15.0 million, consisting of net proceeds from maturities of short-term investments.

During the three months ended March 31, 2019, net cash used in investing activities was $25.1 million, consisting primarily of our purchase of short-term investments.

Financing Activities

During the three months ended March 31, 2020, net cash used by financing activities was $16,000, which consisted of payments of financing costs.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020.  Based upon the evaluation, our Chief

Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

With the exception of the risk factors listed below, there have been no material changes in risk factors discussed in Part I, Item 1A. Risk Factors in our most recent Annual Report filed on Form 10-K.

Risks Resulting from the Current Global Pandemic

The recent outbreak of COVID-19 pandemic could have an adverse effect on our business, development programs and access to capital.

The novel coronavirus (COVID-19) pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis. Many states and local municipalities have issued social distancing and stay-at-home orders that have resulted in the closure of corporate offices and factories and may disrupt business operations and supply chains.  Although we are considered an “essential business” for purposes of the state and local stay-at-home orders, the majority of our employees have been working remotely since the issuance of the orders and our laboratory workers operate in reduced and/or staggered shifts. The pandemic has also seriously impacted healthcare systems in impacted countries, with all available resources directed to identifying and treating persons infected with the virus. As healthcare systems focus on patients affected by the pandemic, global clinical trials, including our two Phase 3 clinical trials, have seen significant declines in activity or have been suspended temporarily. As a result of these changes, the timelines for completion of our clinical trials and earlier-stage development programs may be materially impacted. For example, given the focus at our clinical trial sites to address the immediate medical needs due to the COVID-19 pandemic, GARDP, with our full agreement, made the decision in late-March to temporarily suspend patient enrollment into the Phase 3 registration trial at U.S. sites and activation of new clinical trial sites in ex-U.S. regions. Significant delays in the initiation and completion of our clinical trials or the development of any of our product candidates are costly and could adversely affect our ability to obtain regulatory approval for and successful commercialization of our product candidates. The nature and extent of the impact remains uncertain as the duration of the outbreak and the time needed for businesses and healthcare systems to recover remains unknown.  Although we are continuing to actively monitor and assess the effects of the COVID-19 pandemic on our business and development programs, the ultimate impact of the coronavirus pandemic is highly uncertain and subject to change.

Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn or recession and, by extension, limit our access to financial resources from the capital markets and other sources.

Risks Relating to our Common Stock

Innoviva may exert a substantial influence on actions requiring stockholder vote, potentially in a manner that you do not support.

As of April 30, 2020, Innoviva holds approximately 9% of our issued and outstanding shares of Common Stock, and accordingly controls approximately 9% of our voting power. Following the Second Closing, Innoviva will hold 14,000,000 shares of our Common Stock, representing approximately 51.3% of our issued and outstanding shares of Common Stock. In addition, Innoviva will hold 14,000,000 warrants to purchase shares of our Common Stock following the Second Closing. If Innoviva were to exercise the warrants, it would hold approximately 67.8% of our issued and outstanding shares of common stock. Innoviva’s large ownership stake may allow it to exert a significant influence on actions requiring a stockholder vote, potentially including amendments to our certificate of incorporation, election of our board of directors, removal of any of our directors, adoption of measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination involving us, and approval of other major corporate transactions. In addition, Innoviva’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. Accordingly, our stockholders other than Innoviva may be unable to influence management and exercise control over our business.

Provisions in the Securities Purchase Agreement and related documents may deter or prevent us from raising additional capital to fund our operations.

Provisions in the agreements we entered into in connection with the Private Placement may deter or prevent us from raising additional capital to fund our operations as and when needed. For example, the Investor Rights Agreement provides participation rights for Innoviva to participate pro rata in our future offerings of securities.  These and other provisions in the Private Placement documents could deter or prevent us from raising additional capital.  Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to develop and commercialize our pipeline and otherwise pursue our business strategy and we may be unable to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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
4.1

Registration Rights Agreement, by and between the Company and Innoviva, Inc., dated April 22, 2020 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on April 22, 2020.

4.2	Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on April 13, 2020).
10.1+	Form of Executive Officer Employment Agreement.
10.2+	Employment Agreement between the Company and Eric Kimble, effective September 6, 2019.
10.3+	Non-employee Director Compensation Policy, as amended June 19, 2019.
10.4

Securities Purchase Agreement, by and between the Company and Innoviva, Inc., dated April 12, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on April 13, 2020).

10.5	Form of Voting Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on April 13, 2020).
10.6

Investor Rights Agreement, by and between the Company and Innoviva, Inc., dated April 22, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on April 22, 2020).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+Indicates management contract or compensatory plan.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

Date: May 7, 2020	By:	/s/ Manoussos Perros, Ph.D.
Manoussos Perros, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Michael Gutch, Ph.D.
Michael Gutch, Ph.D.
Chief Financial Officer and Chief Business Officer
(Principal Financial Officer and Principal Accounting Officer)