Form 10-Q
period 2020-06-30
Entasis Therapeutics Holdings Inc.
filed 2020-08-06
CIK 1724344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-38670

Entasis Therapeutics Holdings Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-4592913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Gatehouse Drive

Waltham, MA 02451

(781) 810-0120

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ETTX	The Nasdaq Global Market

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

As of July 31, 2020, the registrant had 27,291,563 shares of common stock, $0.001 par value per share, outstanding.

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

Forward-looking statements include, but are not limited to, statements about:

●	the severity and duration of the impact of the COVID-19 pandemic on our business, development programs and access to capital;
●	the timing of execution of planned clinical trials and availability of data from our clinical trials;
●	our expectation that the efficacy and safety data from our planned and ongoing Phase 3 registration trials, if positive, will be sufficient to support submission of a new drug application, or NDA to the Food and Drug Administration, or FDA;
●	our ability to obtain grants or other government funding to develop our product candidates;
●	our ability to take advantage of benefits offered by current and pending legislation related to the development of products addressing antimicrobial resistance;
●	the timing of and our ability to file, obtain and maintain our planned regulatory filings;
●	the clinical utility of our product candidates and their potential advantages compared to other treatments;
●	our commercialization, marketing and distribution capabilities and strategy;
●	our ability to establish and maintain arrangements for the manufacture of our product candidates;
●	our ability to establish and maintain collaborations and to recognize the potential benefits of such collaborations;
●	our estimates regarding the market opportunities for our product candidates;
●	our intellectual property position and the duration of our patent rights;
●	our estimates regarding anticipated operating losses, needs for additional funds and capital requirements;
●	political, social and economic instability, natural disasters or public health epidemics in countries where we or our collaborators do business;
●	our ability to raise additional capital when needed and to continue as a going concern;
●	the substantial influence and control that Innoviva Inc. may exert on actions requiring stockholder vote; and
●	our estimated needs for, and ability to secure additional financing.

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

In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to “Entasis,” “the Company,” “we,” “us,” “our” and similar references refer to Entasis Therapeutics Holdings Inc. and its wholly owned subsidiaries. The trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per-share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$50,771	$16,034
Short-term investments	—	24,962
Grants receivable	241	1,232
Prepaid expenses	2,611	4,560
Other current assets	1,124	2,218
Total current assets	54,747	49,006
Property and equipment, net	267	345
Operating lease right-of-use assets	1,387	1,620
Other assets	63	63
Total assets	$56,464	$51,034
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,596	$1,304
Accrued expenses and other current liabilities	4,561	6,252
Total current liabilities	6,157	7,556
Operating lease liabilities, net of current portion	1,020	1,321
Total liabilities	7,177	8,877
Commitments (Notes 5 and 11)
Stockholders’ equity:
Common stock, par value $0.001; 125,000,000 shares authorized and 27,291,563 and 13,291,563 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	27	13
Additional paid-in capital	211,881	176,103
Accumulated other comprehensive income	—	—
Accumulated deficit	(162,621)	(133,959)
Total stockholders’ equity	49,287	42,157
Total liabilities and stockholders’ equity	$56,464	$51,034

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$10,239	$10,677	$21,862	$21,679
General and administrative	3,241	3,421	7,021	6,609
Total operating expenses	13,480	14,098	28,883	28,288
Loss from operations	(13,480)	(14,098)	(28,883)	(28,288)
Other income:
Grant income	48	372	62	1,201
Interest income	36	417	159	908
Total other income	84	789	221	2,109
Loss before income taxes	(13,396)	(13,309)	(28,662)	(26,179)
Provision for income taxes	—	73	—	144
Net loss	$(13,396)	$(13,382)	$(28,662)	$(26,323)
Net loss per share—basic and diluted	$(0.78)	$(1.02)	$(1.89)	$(2.00)
Weighted average common stock outstanding—basic and diluted	17,095,140	13,131,291	15,193,351	13,128,956

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Other comprehensive loss:
Net loss	$(13,396)	$(13,382)	$(28,662)	$(26,323)
Net unrealized gain (loss) on investments held	(28)	20	—	63
Comprehensive loss	$(13,424)	$(13,362)	$(28,662)	$(26,260)

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands, except share data)

Three Months Ended June 30, 2020			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of March 31, 2020	13,291,563	$13	$176,888	$28	$(149,225)	$27,704
Stock-based compensation expense	—	—	750	—	—	750
Issuance of common stock in Private Placement, net of issuance costs	14,000,000	14	34,243	—	—	34,257
Unrealized loss on investments held	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	(13,396)	(13,396)
Balances as of June 30, 2020	27,291,563	$27	$211,881	$—	$(162,621)	$49,287

Six Months Ended June 30, 2020			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2019	13,291,563	$13	$176,103	$—	$(133,959)	$42,157
Stock-based compensation expense	—	—	1,535	—	—	1,535
Issuance of common stock in Private Placement, net of issuance costs	14,000,000	14	34,243	—	—	34,257
Net loss	—	—	—	—	(28,662)	(28,662)
Balances as of June 30, 2020	27,291,563	$27	$211,881	$—	$(162,621)	$49,287

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

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(28,662)	$(26,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	76	77
Stock-based compensation expense	1,535	1,177
Amortization and accretion of investments	(38)	(431)
Changes in operating assets and liabilities:
Grants receivable	991	492
Prepaid expenses	1,949	(1,420)
Other assets	1,347	(1,983)
Accounts payable	230	(632)
Accrued expenses and other liabilities	(1,992)	3,252
Deferred rent	—	(175)
Net cash used in operating activities	(24,564)	(25,966)
Cash flows from investing activities:
Purchases of property and equipment	—	(37)
Proceeds from maturities of short-term investments	25,000	7,000
Purchases of short-term investments	—	(25,050)
Net cash provided by (used in) investing activities	25,000	(18,087)
Cash flows from financing activities:
Proceeds from the issuance of common stock in Private Placement, net	34,301	—
Proceeds from exercise of stock options	—	40
Payments of initial public offering costs	—	(150)
Net cash provided by (used in) financing activities	34,301	(110)
Net increase (decrease) in cash and cash equivalents	34,737	(44,163)
Cash and cash equivalents at beginning of the period	16,034	49,360
Cash and cash equivalents at end of the period	$50,771	$5,197
Supplemental disclosure of non-cash investing and financing activities:
Financing costs included in accrued expenses and other current liabilities	$61	$—

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. Organization and Description of Business

Entasis Therapeutics Holdings Inc., or Entasis, or the Company, is an advanced clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel antibacterial products to treat serious infections caused by multidrug-resistant Gram-negative bacteria. The Company has four subsidiaries: Entasis Therapeutics Limited; Entasis Therapeutics Inc.; Entasis Therapeutics Security Corporation; and Entasis Therapeutics (Ireland) Limited.

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

On April 12, 2020, the Company entered into a securities purchase agreement, or the Securities Purchase Agreement, with Innoviva, pursuant to which the Company issued and sold to Innoviva, in a private placement under the applicable Nasdaq Stock Market LLC, or Nasdaq, rules 14,000,000 newly issued shares of common stock, par value $0.001 per share, of the Company at $2.50 per share, and warrants to purchase up to 14,000,000 shares of common stock, par value $0.001 per share, with an exercise price per share of $2.50, collectively the Private Placement.

Under the Securities Purchase Agreement, the Private Placement occurred in two tranches. At the closing of the first tranche, or the First Closing, which occurred on April 22, 2020, Innoviva purchased 1,322,510 shares of common stock and warrants to purchase 1,322,510 shares of common stock, for an aggregate gross purchase price of approximately $3.3 million. At the closing of the second tranche, or the Second Closing, which occurred on June 11, 2020, Innoviva purchased the remaining 12,677,490 shares of common stock and warrants to purchase 12,677,490 shares of the common stock for an aggregate gross purchase price of approximately $31.7 million.

As a result of the Second Closing, Innoviva acquired control of the Company, owning approximately 51.3% of the Company’s common stock without the exercise of the warrants. If Innoviva exercises the warrants in their entirety, it will own approximately 67.8% of the Company’s common stock.

Going Concern

Since its inception, the Company has incurred recurring net losses and negative cash flows from its operations. The Company has financed its operations primarily with proceeds from the sale of redeemable convertible preferred stock and the sale of its common stock. As of June 30, 2020, the Company had cash and cash equivalents of $50.8 million.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

periods is not assured. If the Company is not able to secure adequate additional funding in future periods, the Company may make reductions in certain expenditures. This may include suspending or curtailing planned programs. The Company may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs or its commercialization efforts.

As a result, based on the Company’s available cash resources management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. A failure to raise the additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations and future prospects. The Company expects that its existing cash and cash equivalents as of June 30, 2020 will be sufficient to enable the Company to fund its operating expenses and capital expenditure requirements into the second quarter of 2021. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

As a clinical-stage company, Entasis is subject to a number of risks common to other life science companies, including, but not limited to, raising additional capital, development by its competitors of new technological innovations, risk of failure in preclinical and clinical studies, safety and efficacy of its product candidates in clinical trials, the risk of relying on external parties such as contract research organizations and contract manufacturing organizations, the regulatory approval process, market acceptance of the Company’s products once approved, lack of marketing and sales history, dependence on key personnel and protection of proprietary technology. The Company’s therapeutic programs are currently pre-commercial, spanning discovery through late-stage development and will require additional research and development efforts, including the completion of Phase 3 registration trials and regulatory approval, prior to commercialization of any product candidates. These efforts require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance-reporting capabilities. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales. The Company may never achieve profitability, and unless and until it does, it will continue to need to raise additional capital or obtain financing from other sources, such as strategic collaborations or partnerships.

The COVID-19 pandemic has, and will likely continue to have, a significant impact on the U.S. economy and businesses. The social distancing and stay-at-home orders issued by national, state and local governments have resulted in closures of offices and factories and disrupted supply chains. The pandemic also has taxed healthcare systems both in the U.S. and around the world, resulting in disruption to or temporary suspension of clinical trials. The nature, extent and duration of the COVID-19 pandemic remains uncertain and the time needed for businesses and healthcare systems to recover remains unknown. The full impact of the pandemic on the economy, including the capital markets, also remains unknown. The continuation of prolonged adverse economic conditions (including due to any resurgence or second wave of COVID-19 infections) could limit the Company’s access to financial resources from the capital markets and other sources. It is not possible to predict the full impact of the COVID-19 pandemic on the Company’s business and access to capital in the future. As a result of these events, the timelines for completion of the Company’s clinical trials and progression of its earlier-stage development programs cannot be accurately estimated. The Company will continue to closely monitor and evaluate the nature and extent of the impact of COVID-19 to its business, consolidated results of operations, and financial condition.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2019 and the notes thereto, which are included in the Company’s most recent Annual Report on Form 10-K. Since the date of those consolidated financial statements, there have been no material changes to its significant accounting policies, except as it relates to net loss per share as discussed below.

Basic and Diluted Net Loss per Share

Net earnings or loss per share, or EPS, is calculated in accordance with the applicable accounting guidance provided in ASC 260, Earnings per Share. The Company uses the two-class method for the computation and presentation of net income (loss) per common share. The two-class method is an earnings allocation formula that calculates basic and diluted net income (loss) per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Under the two-class method, warrants issued to Innoviva, Inc., or Innoviva, in connection with the Private Placement (defined in Note 9, Stockholders’ Equity and Stock Based Compensation Expense, to these notes to consolidated financial statements) are assumed to participate in undistributed earnings on an as-exercised basis, in accordance with the warrant agreement. Undistributed net losses are allocated entirely to common shareholders since the participating security has no contractual obligation to share in the losses.

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) is computed by adjusting net income (loss) to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents.

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

The accompanying consolidated financial statements include the Company’s accounts and those of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

3. Short-Term Investments

The following table summarizes the amortized cost and estimated fair value of the Company’s marketable securities, which are considered to be available-for-sale investments and are included in short-term investments on the consolidated balance sheet as of December 31, 2019. The Company had no short-term investments as of June 30, 2020.

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(in thousands)
Balance as of December 31, 2019:
U.S. Treasury securities	$24,957	$5	$—	$24,962
Total	$24,957	$5	$—	$24,962

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the table above. As of December 31, 2019, all short-term investments had contractual maturities within one year.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

4. Fair Value of Financial Instruments

The following tables set forth the Company’s assets that were accounted for at fair value on a recurring basis:

	June 30, 2020
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash equivalents:
Money market funds	$47,109	$—	$—	$47,109
Total	$47,109	$—	$—	$47,109

	December 31, 2019
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash equivalents:
Money market funds	$13,949	$—	$—	$13,949
Short-term investments:
U.S. Treasury securities	24,962	—	—	24,962
Total	$38,911	$—	$—	$38,911

The Company classifies its money market funds and U.S. Treasury securities as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment.

The Company uses the carrying amounts of its cash equivalents, grants receivable, prepaid expenses, other current assets, accounts payable and accrued expenses and other current liabilities to approximate their fair value due to the short-term nature of these amounts.

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

The Company determined that it held one significant operating lease as of January 1, 2019, consisting of 20,062 square feet of office and laboratory space in Waltham, Massachusetts that expires in December 2022 pursuant to a May 2015 lease with AstraZeneca, or the AZ lease, as amended in February 2018. During the three months ended June 30, 2020 and 2019, the Company recorded lease expense of $0.2 million related to this lease. During the six months ended June 30, 2020 and 2019, the Company recorded lease expense of $0.3 million related to this lease. The Company has two additional operating leases that are included in its lease accounting which are not considered significant.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheets (in thousands):

	As of	As of
	June 30, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	$1,387	$1,620

Liabilities
Operating lease liabilities, current	$577	$506
Operating lease liabilities, net of current portion	1,020	1,321
Total operating lease liabilities	$1,597	$1,827

The operating lease right-of-use assets and operating lease liabilities balances relate primarily to amounts associated with the AZ lease. Future minimum lease payments under non-cancelable leases as of June 30, 2020, were as detailed below (in thousands):

Fiscal Year	As of June 30, 2020
2020 (remaining 6 months)	$348
2021	717
2022	737
2023	1
Total undiscounted lease payments	1,803
Less: imputed interest	(206)
Total operating lease liabilities	$1,597

As of June 30, 2020, the weighted average remaining lease term was 2.5 years and the weighted-average incremental borrowing rate used to determine the operating lease right-of-use assets was 9.1%.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued compensation and benefits	$2,021	$2,490
Accrued contract manufacturing	732	1,550
Accrued clinical	545	606
Accrued professional services	393	530
Accrued research	172	275
Current portion of operating lease liabilities	577	506
Other	121	295
Total accrued expenses and other current liabilities	$4,561	$6,252

7. Funding Arrangements

NIH

In June 2020, the Company entered into a contract with the National Institute of Allergy and Infectious Diseases, or NIAID, part of the National Institutes of Health, or NIH, which is effective beginning July 1, 2020 and provides the Company with reimbursement of certain qualified expenses incurred. The initial award consists of approximately $3.0 million, with the potential to increase up to $15.5 million, and will be used to develop novel molecules from the Company’s non-β-lactam inhibitor, or NBP, platform. Funding from the contract will support research towards developing molecules with expanded Gram-negative spectrum against antibiotic resistant bacterial pathogens including E. coli, Acinetobacter, Pseudomonas and Klebsiella. The contract will be accounted for consistent with the Company’s Government Contracts and Grant Agreements accounting policy as disclosed in its Annual Report on Form 10-K filed with the SEC on March 11, 2020.

CARB-X

In March 2017 and October 2017, the Company entered into funding arrangements with the Trustees of Boston University to utilize funds from the U.S. government through the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, program, in support of the Company’s ETX0282CPDP and ETX0462 programs. In June 2020 CARB-X exercised an option that resulted in an increase in the amount of specified research expenditures of the Company that could be covered from $16.8 million to $18.2 million from April 2017 through September 2021.

The Company recognized grant income in connection with the CARB-X agreements of $48 thousand and $0.4 million during the three months ended June 30, 2020 and 2019, respectively, and $0.1 million and $1.2 million during the six months ended June 30, 2020 and 2019, respectively. The Company received $1.1 million and $1.5 million of payments under the grants during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, the Company’s receivables for unreimbursed, eligible costs incurred under the CARB-X agreements totaled $0.2 million and $1.2 million, respectively.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

8. License and Collaboration Agreements

GARDP

In July 2017, the Company entered into a collaboration agreement with the Global Antibiotic Research and Development Partnership, or GARDP, for the development, manufacture and commercialization of the product candidate zoliflodacin in certain countries. Under the terms of the collaboration agreement, GARDP will use commercially reasonable endeavors to perform and fully fund the Phase 3 registration trial, including the manufacture and supply of the product candidate containing zoliflodacin, in uncomplicated gonorrhea. The Phase 3 registration trial was initiated in September 2019. In response to the COVID-19 pandemic, GARDP, with the Company’s full agreement, had temporarily suspended patient enrollment and activation of new clinical trial sites. In July 2020, GARDP resumed patient enrollment into the Phase 3 registration trial at U.S. sites and activation of new clinical trial sites in ex-U.S. regions.

Zai Lab

In April 2018, the Company entered into a license and collaboration agreement with Zai Lab (Shanghai) Co., Ltd., or Zai Lab, pursuant to which Zai Lab licensed exclusive rights to durlobactam and sulbactam-durlobactam, or SUL-DUR, in the Asia-Pacific region, or the Zai Agreement. Under the terms of the Zai Agreement, Zai Lab will fund most of the Company’s clinical trial costs in China for SUL-DUR, including all costs in China for the Company’s Phase 3 registration trial of SUL-DUR, with the exception of Phase 3 patient drug supply. Zai Lab will conduct development activities and plan and obtain regulatory approval in a specified number of countries in the Asia-Pacific region beyond China after regulatory approval of a licensed product in China. Zai Lab is also solely responsible for commercializing licensed products in the Asia-Pacific region and will commercialize licensed products for which it has obtained regulatory approval. The Company is obligated to conduct specified development activities for the Asia-Pacific region. The Company is also obligated to supply Zai Lab with the licensed products for clinical development, although Zai Lab may take over manufacturing responsibilities for its own commercialization activities within a specified time period following the effective date of the Zai Agreement. Both parties are prohibited from developing and commercializing products in the Asia-Pacific region that would compete with the licensed products.

The Company received an upfront, non-refundable payment of $5.0 million, milestone payments of $7.0 million, research support funding of $0.6 million and certain other reimbursable registration trial costs of $2.6 million, less applicable taxes of $2.0 million, from Zai Lab through June 30, 2020. During the six months ended June 30, 2020 and 2019, the Company recognized no revenue under the Zai Agreement. The Company is eligible to receive up to an aggregate of $91.0 million in additional research and development support payments and development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products. In the event the China Food and Drug Administration requires a modification or supplement to the trial protocol, and the Company delays Zai Lab from proceeding with such modified protocol and subsequently obtaining regulatory approval for the pivotal study of SUL-DUR in China, then the future sales-based milestone payments that become due to the Company will be reduced by an agreed upon amount that increases with the length of the delay. Zai Lab will pay the Company a tiered royalty equal to a high-single digit to low-double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory.

The Company determined the $5.0 million non-refundable upfront payment was the entire transaction price at the outset of the Zai Agreement. All other future potential milestone payments were excluded from the transaction price as they were fully constrained as the risk of significant reversal of revenue had not yet been resolved. At the outset of the Zai Agreement, the achievement of the future potential milestones was not within the Company’s control and was subject to certain research and development success, regulatory approvals or commercial success and therefore carried

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

significant uncertainty. The Company reevaluates the likelihood of achieving the future milestones at the end of each reporting period. Future development milestone revenue from the arrangement will be recognized as revenue in the period when it is no longer probable that revenue attributable to the milestone will result in a significant reversal of cumulative revenue. Payments received for research support and reimbursable clinical trial costs are recorded as an offset to research and development expense during the period in which the qualifying expenses are incurred.

The Company evaluated the Zai Agreement under Topic 606 and identified two material promises: (1) an exclusive license to develop, manufacture and commercialize products containing durlobactam or SUL-DUR in the territory and (2) the initial technology transfer of licensed know-how. The Company determined that the exclusive license and initial technology transfer were not distinct from one another, as the license has limited value without the transfer of the Company’s technology and Zai Lab would incur additional costs to recreate the Company’s know-how. Therefore, the license and initial technology transfer were combined as a single performance obligation.

9. Stockholders’ Equity and Stock-Based Compensation Expense

Private Placement

On April 12, 2020, the Company entered into a securities purchase agreement, or the Securities Purchase Agreement, with Innoviva, pursuant to which the Company issued and sold to Innoviva, in a private placement under the applicable Nasdaq Stock Market LLC, or Nasdaq, rules 14,000,000 newly issued shares of common stock, par value $0.001 per share, of the Company at $2.50 per share, and warrants to purchase up to 14,000,000 shares of common stock, par value $0.001 per share, with an exercise price per share of $2.50, collectively the Private Placement.

Under the Securities Purchase Agreement, the Private Placement occurred in two tranches. At the closing of the first tranche, or the First Closing, which occurred on April 22, 2020, Innoviva purchased 1,322,510 shares of common stock and warrants to purchase 1,322,510 shares of common stock, for an aggregate gross purchase price of approximately $3.3 million. At the closing of the second tranche, or the Second Closing, which occurred on June 11, 2020, Innoviva purchased the remaining 12,677,490 shares of common stock and warrants to purchase 12,677,490 shares of the common stock for an aggregate gross purchase price of approximately $31.7 million.

As a result of the Second Closing, Innoviva acquired control of the Company, owning approximately 51.3% of the Company’s common stock without the exercise of the warrants. If Innoviva exercises the warrants in their entirety, it will own approximately 67.8% of the Company’s common stock.

Investor Rights Agreement

At the First Closing, Innoviva and the Company entered into an investors rights agreement, or the Investor Rights Agreement, which provides that for so long as Innoviva and its affiliates hold at least 15% of the outstanding shares of the Company’s common stock on a fully-diluted basis, Innoviva shall have the right to designate two directors to the board of directors of the Company, or the Board; and for so long as Innoviva and its affiliates hold at least 8% of the outstanding shares of the Company’s common stock on a fully-diluted basis, Innoviva shall have the right to designate one director to the Board, subject to certain qualifications and conditions in the Investor Rights Agreement. The Investor Rights Agreement also provides for participation rights for Innoviva to participate pro rata in future offerings of securities by the Company.

Registration Rights Agreements

At the First Closing, the Company and Innoviva entered into a registration rights agreement, or the Registration Rights Agreement, pursuant to which, among other things, the Company must prepare and file with the SEC a registration statement with respect to resales of the shares of common stock and the warrants purchased by Innoviva

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

under the Securities Purchase Agreement within 30 days of the First Closing. Innoviva and the Company subsequently signed a waiver to this agreement allowing the Company to file a registration statement with the SEC no later than August 31, 2020.

Warrants

The Company reviewed the authoritative accounting guidance and determined that the warrants meet the criteria to be accounted for as permanent equity. As of June 30, 2020, outstanding warrants to purchase shares of the Company’s common stock are as follows:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
1,322,510	$2.50	April 22, 2025
12,677,490	$2.50	June 11, 2025
14,000,000

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

The CSPA further provides that the number of shares that may be sold pursuant to the CSPA will be limited to 2,626,165 shares, including 104,167 shares of common stock issued to Aspire as a commitment fee, which represented 19.99% of the Company’s outstanding shares of common stock as of October 21, 2019, unless stockholder approval is

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

obtained to issue more than 19.99%. This limitation will not apply under certain circumstances specified in the CSPA. During the six months ended June 30, 2020, there were no shares purchased by Aspire pursuant to the CSPA.

Stock Incentive Plans

In September 2018, the Company’s board of directors adopted, and its stockholders approved the 2018 Equity Incentive Plan, or the 2018 Plan, which became effective on September 25, 2018, at which point no further grants will be made under the 2015 Stock Incentive Plan, or the 2015 Plan. In June 2020, the Company’s board of directors adopted, and its stockholders approved an amendment to the 2018 Plan, to increase the number of shares available for stock-based awards by 500,000. Under the 2018 Plan, the Company may grant incentive stock options, or ISOs, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of June 30, 2020, stock options to purchase an aggregate of 3,572,109 shares had been granted and 610,683 shares were available for future issuance under the 2018 Plan, as amended.

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

Stock Option Activity

Stock option activity under both plans during the six months ended June 30, 2020 is summarized as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value (in thousands)
Outstanding as of December 31, 2019	2,388,400	$6.20	8.44	$906
Granted	958,900	4.59
Exercised	—	—
Forfeited	(90,763)	5.34
Outstanding as of June 30, 2020	3,256,537	$5.75	8.37	$38

Exercisable as of June 30, 2020	1,261,829	$5.78	7.33	$—

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. During the six months ended June 30, 2020, the weighted-average grant date fair value per granted option was $3.15.

Employee Stock Purchase Plan

In September 2018, the Company’s board of directors and its stockholders approved the 2018 Employee Stock Purchase Plan, or the ESPP, which became effective as of September 25, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 140,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2019 and ending in 2028, in each case subject to the approval of the board of directors, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 250,000 shares; provided, that prior to the date of any such increase, the board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Pursuant to the terms of the 2018 Employee Stock Purchase Plan, an additional 132,915 and 131,248 shares were added to the number of available shares effective January 1, 2020 and 2019, respectively. As of June 30, 2020, no shares of common stock had been issued under the ESPP and 404,163 shares remained available for future issuance under the ESPP. No offering period under the ESPP has been set by the Company’s board of directors.

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$349	$191	$698	$423
General and administrative	401	408	837	754
Total stock-based compensation expense	$750	$599	$1,535	$1,177

As of June 30, 2020, total unrecognized stock-based compensation expense related to unvested options was $7.1 million, which is expected to be recognized over the weighted average period of approximately 2.7 years. The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

10. Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options and warrants, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following outstanding securities have been excluded from the computation of diluted weighted average shares outstanding for the three and six months ended June 30, 2020 and 2019, as they would have been anti-dilutive:

	As of June 30,
	2020	2019
Options to purchase shares of common stock	3,256,537	2,096,348
Warrants to purchase shares of common stock	14,000,000	—
	17,256,537	2,096,348

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

11. Commitments

Lease Commitments

The Company has an operating lease agreement for its office and laboratory space with AstraZeneca. See Note 5, Leases, to these notes to consolidated financial statements for additional information.

A Subscription Agreement

In connection with the Company’s 2015 spin-out from AstraZeneca, the Company entered into a business transfer and subscription agreement with AstraZeneca pursuant to which the Company agreed to pay AstraZeneca a one-time milestone payment of $5.0 million within three months of achieving a specified cumulative net sales milestone for durlobactam. This milestone payment will be automatically waived should the Company’s common stock trade on The Nasdaq Global Market at or above a specified price at any time prior to achieving such specified cumulative net sales milestone for durlobactam. The Company is also obligated to pay AstraZeneca a one-time milestone payment of $10.0 million within two years of achieving the first commercial sale of zoliflodacin. At the Company’s election, either milestone payment may be paid in cash, common stock, or a combination of cash and common stock. Additionally, the Company is obligated to pay AstraZeneca tiered, single-digit, per-country royalties on the annual worldwide net sales of durlobactam and zoliflodacin.

12. Related Party Transactions

AstraZeneca

The Company was formed in May 2015 as a wholly owned subsidiary of AstraZeneca. Prior to the closing of the initial public offering on September 28, 2018, AstraZeneca was the sole series A preferred stockholder. Upon the closing of the initial public offering, all shares of preferred stock converted into shares of common stock of the Company. AstraZeneca continues to maintain a significant ownership interest in the Company. The Company has an operating lease agreement for its office and laboratory space with AstraZeneca. See Note 5, Leases, to these notes to consolidated financial statements for additional information.

Pharmaron Beijing Co., Ltd. (China)

The Company contracts with Pharmaron Beijing Co., Ltd. (China), or Pharmaron, to provide various medicinal chemistry research, manufacturing development and clinical services related to the Company’s ongoing product candidates. The Company began utilizing Pharmaron as a service provider prior to the spin-out in 2015 (see Note 1, Organization and Description of Business, to these notes to consolidated financial statements for additional information), and this relationship has continued into 2020. In 2019, the Senior Vice President of Strategic Partnerships at Pharmaron began sharing a household with the Company’s Chief Executive Officer, and as a result the Company considers the agreements between the Company and Pharmaron to be related-party transactions. The Company recorded expense of $0.5 million and $1.9 million during the three months ended June 30, 2020 and 2019, respectively, and $1.4 million and $4.2 million during the six months ended June 30, 2020 and 2019, respectively, for services rendered pursuant to multiple Pharmaron agreements. There were no amounts due to Pharmaron as of June 30, 2020 and $0.8 million due as of December 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q and with our audited consolidated financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission, or SEC, on March 11, 2020, or the Annual Report on Form 10-K. In addition, you should read the “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our lead product candidate, sulbactam-durlobactam, or SUL-DUR, is dosed intravenously, or IV, and is a combination of sulbactam, an IV β-lactam antibiotic, and durlobactam, a novel broad-spectrum intravenous β-lactamase inhibitor, or BLI, that we are developing for the treatment of multidrug-resistant infections caused by Acinetobacter baumannii, or Acinetobacter. We initiated ATTACK, our single Phase 3 registration trial in April 2019. As of August 4, 2020, 89 clinical sites across 16 countries are open, including 17 sites in China, and we continue to enroll patients, although some sites in high COVID-19 impact areas have experienced disruptions in new patient enrollment due to redirection of resources as dictated by local conditions. As we continue to actively advance the ATTACK Phase 3 registration trial, we remain in close contact with our contract research organization, or CRO, principal investigators and clinical sites and continue to actively assess the impact of COVID-19 on our expected timeline. However, the timing, scope, and duration of any disruptions in enrollment due to COVID-19 are unpredictable. As a consequence, we are unable to assess the impact of COVID-19 on the timeline for the Phase 3 registration trial and are suspending guidance for when we anticipate reporting top-line data from this study. To date, the COVID-19 pandemic has not had a material impact on our supply chain or on our ability to supply SUL-DUR to clinical trial sites. We remain confident that the data from the ATTACK trial, along with data from our other clinical trials of SUL-DUR, will be sufficient to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA.

Our second late-stage product candidate, zoliflodacin, is a novel orally administered molecule being developed for the treatment of uncomplicated gonorrhea. The bacterial pathogen responsible for gonorrhea is Neisseria gonorrhoeae, or N. gonorrhoeae, including multidrug-resistant strains. We believe there is a growing global unmet patient need for a single-dose oral antibiotic that will reliably treat patients with gonorrhea, including infections caused by multidrug-resistant strains of N. gonorrhoeae. The sponsor for the Phase 3 registration trial is our nonprofit collaborator, the Global Antibiotic Research and Development Partnership, or GARDP. The Phase 3 registration trial was initiated in September 2019. Given the focus at our clinical trial sites to address the immediate medical needs of the COVID-19 pandemic, GARDP, with our full agreement, made the decision in late-March to temporarily suspend patient enrollment into the Phase 3 registration trial at U.S. sites and activation of new clinical trial sites in ex-U.S. regions. In July 2020, GARDP resumed patient enrollment at U.S. sites and activation of new clinical trial sites in ex-U.S. regions. However, given the uncertain impact of COVID-19 on our global clinical trial sites, in consultation with GARDP, we are unable to assess the impact of COVID-19 on the timeline for the Phase 3 registration trial, and therefore, are suspending guidance for when we anticipate reporting top-line data from the trial. We continue to actively assess the impact of COVID-19 on our expected timeline in consultation with GARDP and will update information as available. To date, the COVID-19 pandemic has not had a material impact on our supply chain or on our ability to supply zoliflodacin to clinical trial sites. We remain confident that the Phase 3 registration trial data, along with data from our other clinical trials of zoliflodacin, will be sufficient for submitting an NDA to the FDA.

We are also developing ETX0282CPDP for the treatment of complicated urinary tract infections, or cUTIs, including those caused by extended-spectrum β-lactamase, or ESBL, producing bacterial strains and carbapenem-resistant Enterobacteriaceae, or CRE. ETX0282CPDP is an orally dosed combination of ETX0282 with cefpodoxime proxetil. We believe there is a significant unmet need for new oral antibiotics to reliably treat the estimated 3 to 4 million patients diagnosed annually with cUTIs. We reported preliminary Phase 1 trial results in June 2019, and more recently demonstrated that an extended release formulation achieved preclinical proof-of-concept of the desired pharmacokinetic profile.   We are now progressing with development of an appropriate clinical formulation to be initially evaluated in a future Phase 1 clinical trial before progression to clinical studies in patients. To date, this program has not been materially impacted by the COVID-19 pandemic.

Lastly, we are using our targeted-design platform to develop a novel class of antibiotics, non β-lactam inhibitors of penicillin-binding proteins, or NBPs. We believe our NBPs constitute a potential new class of Gram-negative antibacterial agents with no pre-existing resistance that are designed to target a broad spectrum of pathogens, including Pseudomonas aeruginosa, or Pseudomonas. During the fourth quarter of 2019 we selected ETX0462 as a candidate for this program, which we continue to progress through preclinical development. To date, this program has not been materially impacted by the COVID-19 pandemic.

Since our inception in May 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery and development activities for our programs and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. As of June 30, 2020, we have funded our operations primarily with net cash proceeds of $104.2 million from the sale of our preferred stock, net cash proceeds of $65.6 million from the sale of common stock in our initial public offering, and net cash proceeds of $34.3 million from the Securities Purchase Agreement with Innoviva, Inc., or Innoviva. We have also either directly received funding or financial commitments from, or have had our program activities conducted and funded by, the U.S. government through our arrangements with the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, the Combating Antibiotic-Resistant Bacteria Biopharmaceutical Accelerator program, or CARB-X, and the U.S. Department of Defense, and we have received non-profit awards from GARDP and upfront and milestone payments from our license and collaboration agreement with Zai Lab (Shanghai), Co., Ltd., or Zai Lab.

Funding Arrangements

In June 2020, we entered into a contract with NIAID, part of the National Institutes of Health, or NIH, with an effective date of July 1, 2020. The initial award of approximately $3.0 million, with the potential to increase up to $15.5 million, will be used to develop novel molecules from our non-β-lactam inhibitor, or NBP, platform. Funding from the contract will support research towards developing molecules with expanded Gram-negative spectrum against antibiotic-resistant bacterial pathogens including E. coli, Acinetobacter, Pseudomonas and Klebsiella.

In March 2017 and October 2017, we entered into funding arrangements with the Trustees of Boston University to utilize funds from the U.S. government, through the CARB-X program, for support of our ETX0282CPDP and ETX0462 programs. These funding arrangements could cover up to $18.2 million of our specified research expenditures from April 2017 through September 2021. Through June 30, 2020, we had received $7.8 million in payments and we have recorded $8.0 million of grant income under these funding arrangements.

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

In April 2018, we entered into a license and collaboration agreement with Zai Lab pursuant to which Zai Lab licensed exclusive rights to durlobactam and SUL-DUR in the Asia-Pacific region. Under the terms of the agreement, Zai Lab will fund most of our registration trial costs in China for SUL-DUR, including all costs in China for our Phase 3 registration trial of SUL-DUR, with the exception of Phase 3 patient drug supply of licensed product. To date as of June

30, 2020, we have received net payments of $13.2 million, representing the $5.0 million upfront payment, $7.0 million of milestone payments, $0.6 million of research support payments and $2.6 million of certain other reimbursable registration trial costs, less applicable taxes of $2.0 million, from Zai Lab and we have recognized revenue of $12.0 million under this agreement.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our product discovery efforts and the development of our preclinical and clinical product candidates. These expenses include:

●	employee-related expenses, including salaries and benefits, bonus and stock-based compensation expense for employees engaged in research and development functions;
●	fees paid to consultants for services directly related to our product development and regulatory efforts;
●	expenses incurred under agreements with CROs as well as contract manufacturing organizations, or CMOs, and consultants that conduct and provide supplies for our preclinical studies and clinical trials;
●	costs associated with preclinical activities and development activities;
●	costs associated with our technology and our intellectual property portfolio;
●	costs related to compliance with regulatory requirements; and
●	facilities-related expenses, which include allocated rent and maintenance of facilities and other operating costs.

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

To date, substantially all of our research and development expenses have been related to the preclinical and clinical development of our product candidates and preclinical program. The following table shows our research and development expenses by development program and type of activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Direct research and development expenses by program:
SUL-DUR	$6,156	$7,259	$13,564	$14,175
ETX0282CPDP	12	153	112	856
Zoliflodacin	2	28	12	43
Other preclinical programs	249	456	508	1,057
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	3,225	2,108	6,456	4,372
Facilities, supplies and other	595	673	1,210	1,176
Total research and development expenses	$10,239	$10,677	$21,862	$21,679

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

The duration, costs and timing of clinical trials and development of our product candidates and preclinical program will depend on a variety of factors that include, but are not limited to, the following:

●	the impact of COVID-19 on hospitals participating in the trials and their ability to focus on and direct resources to our trials;
●	the number of trials required for approval and any requirement for extension trials;
●	per-patient trial costs;
●	the number of patients that participate in the trials;
●	the number of sites included in the trials;
●	the countries in which the trials are conducted;
●	the length of time required to enroll eligible patients;
●	the number of doses that patients receive;
●	the drop-out or discontinuation rates of patients;
●	potential additional safety monitoring or other studies requested by regulatory agencies;

●	the duration of patient follow-up; and
●	the efficacy and safety profiles of the product candidates.

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

General and Administrative Expenses

General and administrative expenses consist of salaries and benefits and stock-based compensation expense for personnel in executive, finance and administrative functions. General and administrative costs also include facilities-related costs not otherwise included in research and development expenses as well as professional fees for legal, patent, consulting, accounting, insurance and audit services.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,
	2020	2019	Change

	(in thousands)
Operating expenses:
Research and development	$10,239	$10,677	$(438)
General and administrative	3,241	3,421	(180)
Total operating expenses	13,480	14,098	(618)
Loss from operations	(13,480)	(14,098)	618
Other income:
Grant income	48	372	(324)
Interest income	36	417	(381)
Total other income	84	789	(705)
Loss before income taxes	(13,396)	(13,309)	(87)
Provision for income taxes	—	73	(73)
Net loss	$(13,396)	$(13,382)	$(14)

Research and Development Expenses

Research and development expenses were $10.2 million during the three months ended June 30, 2020, compared to $10.7 million during the three months ended June 30, 2019. The decrease of $0.4 million was primarily due to decreased expenses of $1.1 million related to our SUL-DUR product candidate, $0.2 million related to other preclinical programs and $0.1 million related to our ETX0282CPDP product candidate. These decreases were partially offset by an increase of $1.1 million in personnel expenses associated with higher headcount, salaries and stock-based compensation expense resulting from options granted during the year ended December 31, 2019 and the six months ended June 30, 2020. The decrease of $1.1 million in expenses related to our SUL-DUR product candidate was primarily due to a decrease of $1.3 million in manufacturing costs, partially offset by an increase of $0.2 million in preclinical expenses. The decrease of $0.1 million in expenses related to our ETX0282CPDP product candidate was primarily due to a decrease of $0.1 million in clinical development expenses.

General and Administrative Expenses

General and administrative expenses were $3.2 million during the three months ended June 30, 2020, compared to $3.4 million during the three months ended June 30, 2019. The decrease of $0.2 million was driven primarily by a decrease of $0.2 million in legal expenses and a decrease of $0.1 million in consulting expenses. These decreases are partially offset by an increase of $0.1 million in personnel expenses associated with higher headcount during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Other Income

Other income was $0.1 million during the three months ended June 30, 2020, compared to $0.8 million during the three months ended June 30, 2019. The decrease of $0.7 million was due to a decrease of $0.4 million in interest income and a decrease of $0.3 million in grant income associated with our grant agreements under the CARB-X programs.

Provision for Income Taxes

There was no provision for income taxes during the three months ended June 30, 2020, compared to $0.1 million during the three months ended June 30, 2019. The $0.1 million decrease was due to the timing of payments received as a result of milestone achievements in connection with our ongoing license and collaboration agreement with Zai Lab. Our losses before income taxes were generated in the United States and the United Kingdom. Consistent with all prior periods, we did not record any income tax benefit for its operating losses due to the uncertainty regarding future taxable income. Accordingly, a full valuation allowance has been established against the deferred tax assets as of June 30, 2020.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,
	2020	2019	$ Change

	(in thousands)
Operating expenses:
Research and development	$21,862	$21,679	$183
General and administrative	7,021	6,609	412
Total operating expenses	28,883	28,288	595
Loss from operations	(28,883)	(28,288)	(595)
Other income:
Grant income	62	1,201	(1,139)
Interest income	159	908	(749)
Total other income	221	2,109	(1,888)
Loss before income taxes	(28,662)	(26,179)	(2,483)
Provision for income taxes	—	144	(144)
Net loss	$(28,662)	$(26,323)	$(2,339)

Research and Development Expenses

Research and development expenses were $21.9 million during the six months ended June 30, 2020, compared to $21.7 million during the six months ended June 30, 2019. The increase of $0.2 million was primarily due to an increase of $2.1 million in personnel expenses associated with higher headcount, salaries and stock-based compensation expense resulting from options granted during the year ended December 31, 2019 and the six months ended June 30, 2020. These costs were partially offset by decreased expenses of $0.7 million related to our ETX0282CPDP product candidate, $0.6 million related to our SUL-DUR product candidate and $0.5 million in other preclinical program expenses. The decrease of $0.7 million in expenses related to our ETX0282CPDP product candidate was primarily due to a decrease of $0.7 million in clinical development expenses. The decrease of $0.6 million in expenses related to our SUL-DUR product candidate was primarily due to a decrease of $2.6 million in manufacturing costs, partially offset by increases of $1.5 million in clinical development expenses and $0.4 million in preclinical expenses.

General and Administrative Expenses

General and administrative expenses were $7.0 million during the six months ended June 30, 2020, compared to $6.6 million during the six months ended June 30, 2019. The increase of $0.4 million was driven primarily by an increase of $0.7 million in personnel expenses associated with higher headcount during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 and an increase of $0.3 million in insurance premiums. These increases were partially offset by decreases of $0.3 million in legal expenses and of $0.3 million in consulting expenses.

Other Income

Other income was $0.2 million during the six months ended June 30, 2020, compared to $2.1 million during the six months ended June 30, 2019. The decrease of $1.9 million was partially due to a decrease of $1.1 million in grant income associated with our grant agreements under the CARB-X programs and a decrease of $0.7 million in interest income.

Provision for Income Taxes

There was no provision for income taxes during the six months ended June 30, 2020, compared to $0.1 million during the six months ended June 30, 2019. The $0.1 million decrease was due to the timing of payments received as a result of milestone achievements in connection with our ongoing license and collaboration agreement with Zai Lab. Our losses before income taxes were generated in the United States and the United Kingdom. Consistent with all prior periods, we did not record any income tax benefit for its operating losses due to the uncertainty regarding future taxable income. Accordingly, a full valuation allowance has been established against the deferred tax assets as of June 30, 2020.

Liquidity and Capital Resources

Overview

As of June 30, 2020, we had raised aggregate net cash proceeds of $104.2 million from the sale of redeemable convertible preferred stock, $65.6 million from the sale of common stock in our initial public offering and $34.3 million from the securities purchase agreement, or the Securities Purchase Agreement, with Innoviva, which we have used to fund our operations. In addition, we also have received funding or financial commitments from, or have had our program activities conducted and funded by, the U.S. government through arrangements with NIAID, CARB-X and the U.S. Department of Defense, and have received non-profit awards from GARDP and upfront and milestone payments from Zai Lab. As of June 30, 2020, we had cash and cash equivalents of $50.8 million.

Going Concern

Since our inception, we have incurred recurring losses and negative cash flows from operations. Our net loss was $28.7 million for the six months ended June 30, 2020 and $43.9 million for the year ended December 31, 2019. As of June 30, 2020, we had an accumulated deficit of $162.6 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2021. These conditions and events raise substantial doubt about our ability to continue as a going concern for the one-year period following the issuance of our consolidated financial statements for the quarter ended June 30, 2020. Our current funds will not be sufficient to enable us to complete all necessary development activities and commercially launch any of our product candidates. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured and may be further adversely impacted by the unpredictable duration and economic effects of the COVID-19 pandemic. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be further diluted, which dilution may be significant such as our recent issuance and sale of our common stock to Innoviva. See Note 1, Organization and Description of Business, and Note 9, Stockholders’ Equity and Stock Based Compensation Expense, in the accompanying notes to our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the clinical development of our product candidates and obtain regulatory approvals. We are also unable to predict when, if ever, net cash inflows will commence from product sales. This is due to the numerous risks and uncertainties associated with developing drugs, including, among others, the uncertainty of:

●	the unpredictable duration and economic impact of the COVID-19 pandemic;
●	successful enrollment in, and completion of clinical trials;
●	performing preclinical studies and clinical trials in compliance with the FDA, the European Medicines Agency, or EMA, or any comparable regulatory authority requirements;
●	the ability of collaborators to manufacture sufficient quantity of product for development, clinical trials or potential commercialization;
●	obtaining marketing approvals with labeling for sufficiently broad patient populations and indications, without unduly restrictive distribution limitations or safety warnings, such as black box warnings or a risk evaluation and mitigation strategies program;
●	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our product candidates;
●	making arrangements with third parties for manufacturing capabilities;
●	launching commercial sales of products, if and when approved, whether alone or in collaboration with others;
●	acceptance of the therapies, if and when approved, by physicians, patients and third-party payors;
●	competing effectively with other therapies;
●	obtaining and maintaining healthcare coverage and adequate reimbursement;
●	protecting our rights in our intellectual property portfolio; and
●	maintaining a continued acceptable safety profile of our drugs following approval.

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

The CSPA further provides that the number of shares that may be sold pursuant to the CSPA will be limited to 2,626,165 shares, which represents 19.99% of our outstanding shares of common stock as of October 21, 2019, unless stockholder approval is obtained to issue more than 19.99%. This limitation will not apply under certain circumstances specified in the CSPA. During the six months ended June 30, 2020, no shares were purchased by Aspire pursuant to the CSPA.

Innoviva, Inc. Securities Purchase Agreement

On April 12, 2020, we entered into the Securities Purchase Agreement with Innoviva, pursuant to which we sold to Innoviva, in a private placement, a total of 14,000,000 shares of common stock and warrants to purchase an additional 14,000,000 shares of common stock, collectively the Private Placement.

Under the Securities Purchase Agreement, the Private Placement occurred in two tranches. At the closing of the first tranche, or the First Closing, which occurred on April 22, 2020, Innoviva purchased 1,322,510 shares of common stock and warrants to purchase 1,322,510 shares of common stock, for an aggregate gross purchase price of approximately $3.3 million. At the closing of the second tranche, or the Second Closing, which occurred on June 11, 2020, Innoviva purchased the remaining 12,677,490 shares of common stock and warrants to purchase 12,677,490 shares of the common stock for an aggregate gross purchase price of approximately $31.7 million. Further, at the First Closing, we entered into a registration rights agreement with Innoviva, pursuant to which, among other things, we must prepare and file with the SEC a registration statement with respect to resales of the shares of common stock and the warrants purchased by Innoviva under the Securities Purchase Agreement within 30 days of the First Closing. Innoviva and we subsequently signed a waiver to this agreement allowing us to file a registration statement with the SEC no later than the filing date of this Quarterly Report on Form 10-Q.

As a result of the Second Closing, Innoviva acquired control of Entasis, owning approximately 51.3% of our common stock without the exercise of the warrants. If Innoviva exercises the warrants in their entirety, it will own approximately 67.8% of our common stock.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Net cash used in operating activities	$(24,564)	$(25,966)
Net cash provided by (used in) investing activities	25,000	(18,087)
Net cash provided by (used in) financing activities	34,301	(110)
Net increase (decrease) in cash and cash equivalents	$34,737	$(44,163)

Operating Activities

During the six months ended June 30, 2020, operating activities used $24.6 million of cash, resulting from our net loss of $28.7 million offset by non-cash charges of $1.6 million and net cash provided by changes in operating assets and liabilities of $2.5 million. Net cash provided by changes in operating assets and liabilities for the six months ended June 30, 2020 consisted primarily of a $1.9 million decrease in prepaid expenses, a $1.3 million decrease in other assets, a $1.0 million decrease in grants receivable and a $0.2 million increase in accounts payable. These provisions of cash were partially offset by a $2.0 million decrease in accrued expenses and other liabilities.

During the six months ended June 30, 2019, operating activities used $26.0 million of cash, resulting from our net loss of $26.3 million and net cash used by changes in operating assets and liabilities of $0.5 million, offset by non-cash charges of $0.8 million. Net cash used by changes in operating assets and liabilities for the six months ended June 30, 2019 consisted of a $2.0 million increase in other assets, a $1.4 million increase in prepaid expenses and a $0.6 million decrease in accounts payable. These uses of cash were partially offset by a $3.3 million increase in accrued expenses and other current liabilities.

Investing Activities

During the six months ended June 30, 2020, net cash provided by investing activities was $25.0 million, consisting of net proceeds from maturities of short-term investments.

During the six months ended June 30, 2019, net cash used in investing activities was $18.1 million, consisting primarily of $25.1 million used to purchase short-term investments, partially offset by $7.0 million provided by proceeds from maturities of short-term investments.

Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $34.3 million, which consisted of proceeds from the Private Placement, net of financing costs.

During the six months ended June 30, 2019, net cash used by financing activities was $0.1 million, which consisted primarily of payments of initial public offering costs.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies, Recent Accounting Pronouncements and Significant Judgments and Estimates

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Resulting from the Current Global Pandemic

The COVID-19 pandemic has had, and may continue to have, an adverse effect on our business, development programs and access to capital. A second wave of COVID-19 may have a similar or worse impact on us.

The COVID-19 pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis. Many states and local municipalities have issued social distancing and stay-at-home orders that have resulted in the closure of corporate offices and factories and may disrupt business operations and supply chains. Although we are considered an “essential business” for purposes of the state and local stay-at-home orders, the majority of our employees have been working remotely since the issuance of the orders and our laboratory workers operate in reduced and/or staggered shifts. As healthcare systems focus on patients affected by the COVID-19 pandemic, global clinical trials, including our two Phase 3 registration trials, have seen significant declines in activity or have been suspended temporarily. For instance, for our ATTACK Phase 3 registration trial, some clinical sites in high COVID-19 impact areas have delayed new patient enrollment due to redirection of resources or hospital access restrictions as required by local conditions. For our zoliflodacin Phase 3 registration trial, GARDP had previously temporarily suspended patient enrollment and activation of new clinical trial sites with our full agreement. Additionally, while we have not experienced material disruptions in our supply chain to date due to the COVID-19 pandemic, it may impact our ability to procure resources, raw materials or components necessary for our development programs. As a result of the unpredictability surrounding the COVID-19 pandemic, the timelines for completion of our registration trials and earlier-stage development programs may be materially impacted. Because the timing, scope and duration of disruptions due to the COVID-19 pandemic are unpredictable, we cannot provide guidance for when we anticipate reporting top-line data or completing either of our Phase 3 clinical trials. Significant delays in the initiation and completion of our clinical trials or the development of any of our product candidates are costly and could adversely affect our ability to obtain regulatory approval for and successful commercialization of our product candidates. The nature and extent of the impact remains uncertain as the duration of the COVID-19 pandemic and the time needed for businesses and healthcare systems to recover remains unknown.  Although we are continuing to actively monitor and assess the effects of the COVID-19 pandemic on our business and development programs, the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change.

Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. The continuation of prolonged adverse economic conditions (including due to any resurgence or second wave of COVID-19 infections) could limit our access to financial resources from the capital markets and other sources.

We are not yet certain about the full extent of the potential impact of COVID-19 on our business, development programs and access to capital. To the extent COVID-19 continues to adversely affect our business, financial condition and results of operations, as well as global economic conditions more generally, it may also heighten many of the other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks Relating to our Common Stock

Innoviva may exert a substantial influence on actions requiring stockholder vote, potentially in a manner that you do not support.

As of June 30, 2020, Innoviva holds approximately 51.3% of our issued and outstanding shares of common stock, and accordingly controls approximately 51.3% of our voting power. If Innoviva were to exercise the warrants it purchased in the Private Placement, it would hold approximately 67.8% of our issued and outstanding shares of common stock. Innoviva’s large ownership stake may allow it to exert a significant influence on actions requiring a stockholder vote, potentially including amendments to our certificate of incorporation, election of our board of directors, removal of any of our directors, adoption of measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination involving us, and approval of other major corporate transactions. In addition, Innoviva’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. Accordingly, our stockholders other than Innoviva may be unable to influence management and exercise control over our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 11, 2020, we completed a private placement transaction in which we sold to Innoviva a total of 14,000,000 shares of our common stock and issued warrants to purchase an additional 14,000,000 shares of our common stock, with an exercise price per share of $2.50. The private placement was closed in two tranches for total aggregate gross proceeds of $35.0 million. For more information, please refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation⸻Liquidity and Capital Resources⸻Innoviva, Inc. Securities Purchase Agreement” in this Quarterly Report on Form 10-Q.

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

3.1.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on June 11, 2020).

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

4.2	Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on April 13, 2020).
10.1+	Amended Non-employee Director Compensation Policy, as amended December 6, 2019.
10.2+	Special Bonus Award Memorandum, dated May 15, 2020
10.3+	First Amendment to 2018 Equity Incentive Plan.
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

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020 formatted in inline XBRL (included in Exhibit 101).
+	Indicates management contract or compensatory plan.
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

ENTASIS THERAPEUTICS HOLDINGS INC.

Date: August 6, 2020	By:	/s/ Manoussos Perros, Ph.D.
Manoussos Perros, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Michael Gutch, Ph.D.
Michael Gutch, Ph.D.
Chief Financial Officer and Chief Business Officer
(Principal Financial Officer and Principal Accounting Officer)