Form 10-Q
period 2020-09-30
Entasis Therapeutics Holdings Inc.
filed 2020-11-05
CIK 1724344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the registrant had 35,475,441 shares of common stock, $0.001 par value per share, outstanding.

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

Forward-looking statements include, but are not limited to, statements about:

●	the severity and duration of the impact of the COVID-19 pandemic on our business, development programs and access to capital;
●	the timing of execution of planned clinical trials and availability of data from our clinical trials;
●	our expectation that the efficacy and safety data from our planned and ongoing Phase 3 registration trials, if positive, will be sufficient to support submission of a new drug application, or NDA, to the Food and Drug Administration, or FDA;
●	our ability to obtain grants or other government funding to develop our product candidates;
●	our ability to take advantage of benefits offered by current and pending legislation related to the development of products addressing antimicrobial resistance;
●	the timing of and our ability to file, obtain and maintain our planned regulatory filings;
●	the clinical utility of our product candidates and their potential advantages compared to other treatments;
●	our commercialization, marketing and distribution capabilities and strategy;
●	our ability to establish and maintain arrangements for the manufacture of our product candidates;
●	our ability to establish and maintain collaborations and to recognize the potential benefits of such collaborations;
●	our estimates regarding the market opportunities for our product candidates;
●	our intellectual property position and the duration of our patent rights;
●	our estimates regarding anticipated operating losses, needs for additional funds and capital requirements;
●	political, social and economic instability, natural disasters or public health epidemics in countries where we or our collaborators do business;
●	our ability to raise additional capital when needed and to continue as a going concern;
●	the substantial influence and control that Innoviva, Inc. may exert on actions requiring stockholder vote; and
●	our estimated needs for, and ability to secure additional financing.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$61,190	$16,034
Short-term investments	—	24,962
Grants receivable	1,511	1,232
Prepaid expenses	3,567	4,560
Other current assets	2,130	2,218
Total current assets	68,398	49,006
Property and equipment, net	236	345
Operating lease right-of-use assets	1,265	1,620
Other assets	63	63
Total assets	$69,962	$51,034
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$815	$1,304
Accrued expenses and other current liabilities	6,047	6,252
Total current liabilities	6,862	7,556
Operating lease liabilities, net of current portion	864	1,321
Total liabilities	7,726	8,877
Commitments (Notes 5 and 11)
Stockholders’ equity:
Common stock, par value $0.001 per share; 125,000,000 shares authorized and 35,475,441 and 13,291,563 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	35	13
Additional paid-in capital	235,955	176,103
Accumulated deficit	(173,754)	(133,959)
Total stockholders’ equity	62,236	42,157
Total liabilities and stockholders’ equity	$69,962	$51,034

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$—	$7,000	$—	$7,000
Operating expenses:
Research and development	9,387	7,606	31,249	29,286
General and administrative	3,213	3,521	10,235	10,130
Total operating expenses	12,600	11,127	41,484	39,416
Loss from operations	(12,600)	(4,127)	(41,484)	(32,416)
Other income:
Grant income	1,458	634	1,519	1,835
Interest income	9	332	170	1,240
Total other income	1,467	966	1,689	3,075
Loss before income taxes	(11,133)	(3,161)	(39,795)	(29,341)
Provision for income taxes	—	324	—	467
Net loss	$(11,133)	$(3,485)	$(39,795)	$(29,808)
Net loss per share—basic and diluted	$(0.37)	$(0.27)	$(1.97)	$(2.27)
Weighted average common stock outstanding—basic and diluted	29,960,219	13,134,538	20,151,570	13,130,837

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Other comprehensive loss:
Net loss	$(11,133)	$(3,485)	$(39,795)	$(29,808)
Net unrealized (loss) gain on investments held	—	(32)	—	31
Comprehensive loss	$(11,133)	$(3,517)	$(39,795)	$(29,777)

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands, except share data)

Three Months Ended September 30, 2020			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of June 30, 2020	27,291,563	$27	$211,881	$(162,621)	$49,287
Stock-based compensation expense	—	—	664	—	664
Issuance of common stock and warrants in Private Placement, net of issuance costs	8,183,878	8	23,410	—	23,418
Net loss	—	—	—	(11,133)	(11,133)
Balances as of September 30, 2020	35,475,441	$35	$235,955	$(173,754)	$62,236

Nine Months Ended September 30, 2020			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of December 31, 2019	13,291,563	$13	$176,103	$(133,959)	$42,157
Stock-based compensation expense	—	—	2,199	—	2,199
Issuance of common stock and warrants in Private Placement, net of issuance costs	22,183,878	22	57,653	—	57,675
Net loss	—	—	—	(39,795)	(39,795)
Balances as of September 30, 2020	35,475,441	$35	$235,955	$(173,754)	$62,236

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

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(39,795)	$(29,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	109	110
Stock-based compensation expense	2,199	1,748
Amortization and accretion of investments	(38)	(596)
Changes in operating assets and liabilities:
Accounts receivable	—	(7,000)
Grants receivable	(279)	386
Prepaid expenses	993	(1,715)
Other assets	460	(2,016)
Accounts payable	(698)	(385)
Accrued expenses and other liabilities	(662)	2,750
Deferred rent	—	(175)
Net cash used in operating activities	(37,711)	(36,701)
Cash flows from investing activities:
Purchases of property and equipment	—	(98)
Proceeds from maturities of short-term investments	25,000	37,820
Purchases of short-term investments	—	(34,970)
Net cash provided by investing activities	25,000	2,752
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants in Private Placement, net	57,867	—
Proceeds from exercise of stock options	—	40
Payments of initial public offering costs	—	(150)
Net cash provided by (used in) financing activities	57,867	(110)
Net increase (decrease) in cash and cash equivalents	45,156	(34,059)
Cash and cash equivalents at beginning of the period	16,034	49,360
Cash and cash equivalents at end of the period	$61,190	$15,301
Supplemental disclosure of non-cash investing and financing activities:
Financing costs included in accrued expenses and other current liabilities	$211	$—

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

On April 12, 2020, the Company entered into a securities purchase agreement, or the First Securities Purchase Agreement, with Innoviva Inc., or Innoviva, pursuant to which the Company issued and sold to Innoviva, in a private placement 14,000,000 newly issued shares of common stock of the Company at $2.50 per share, and warrants to purchase up to 14,000,000 shares of common stock with an exercise price per share of $2.50, resulting in an aggregate gross purchase price of approximately $35.0 million, collectively, the First Private Placement. As a result of the transaction, Innoviva acquired control of the Company, owning approximately 51.3% of the Company’s common stock without the exercise of its warrants.

On August 27, 2020, the Company entered into another securities purchase agreement, or the Second Securities Purchase Agreement, with the purchasers named therein, or the Investors, which included existing stockholder Innoviva. Pursuant to the Second Securities Purchase Agreement, the Company issued and sold to the Investors in a private placement (i) 8,183,878 newly issued shares of common stock of the Company at $2.675 per share, (ii) warrants to purchase an aggregate of 9,345,794 shares of common stock with an exercise price of $2.675, and (iii) pre-funded warrants, in lieu of common stock, to purchase an aggregate of 1,161,916 shares of common stock with an exercise price of $0.001 per share, resulting in aggregate gross proceeds of approximately $25.0 million, collectively, the Second Private Placement. The closing of the Second Private Placement occurred on September 1, 2020. As a result of the transaction, Innoviva owns approximately 52.6% of the Company’s common stock.

Risks and Uncertainties

As of September 30, 2020, the Company had $61.2 million in cash and cash equivalents, and an accumulated deficit of $173.8 million. Since its inception through September 30, 2020, the Company has funded its operations primarily with proceeds from the sale of redeemable convertible preferred stock and the sale of its common stock. The Company has also either directly received funding or financial commitments from, or has had its program activities conducted and funded by, United States government agencies and non-profit entities. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt, equity financing, strategic collaborations, or partnerships. If the Company raises additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, it may be required to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable. If the Company is unable to raise additional funds through equity or debt financings when needed, it may be required to delay, limit, reduce or terminate drug development or future commercialization efforts or grant rights to a third party to develop and market product candidates. The Company’s failure to raise capital as and when needed would compromise its ability to pursue its business strategy. The Company believes its existing cash and cash equivalents will enable it to fund its operating expenses and capital requirements through at least one year from the date of this filing.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

The COVID-19 pandemic has, and will likely continue to have, a significant impact on the U.S. economy and businesses. The social distancing and stay-at-home orders issued by national, state and local governments have resulted in closures of offices and factories and disrupted supply chains. The pandemic also has taxed healthcare systems both in the U.S. and around the world, resulting in disruption to or temporary suspension of clinical trials. The nature, extent and duration of the COVID-19 pandemic remains uncertain and the time needed for businesses and healthcare systems to recover remains unknown. The full impact of the pandemic on the economy, including the capital markets, also remains unknown. The continuation of prolonged adverse economic conditions (including due to any resurgence or second wave of COVID-19 infections) could limit the Company’s access to financial resources from the capital markets and other sources. It is not possible to predict the full impact of the COVID-19 pandemic on the Company’s business and access to capital in the future. Although the Company has continued to enroll patients in its SUL-DUR phase 3 registration trial, or ATTACK trial, some clinical sites in high COVID-19 impact areas have experienced disruptions in new patient enrollment due to redirection of resources as dictated by local conditions. Furthermore, from March 2020 to June 2020, GARDP, with the Company’s full agreement, had temporarily paused patient enrollment into the zoliflodacin Phase 3 registration trial at U.S. sites and activation of new clinical trial sites in ex-U.S. regions. As a result of these events, the timelines for completion of the Company’s clinical trials and progression of its earlier-stage development programs cannot be accurately estimated. The Company will continue to closely monitor and evaluate the nature and extent of the impact of the COVID-19 pandemic to its business, consolidated results of operations, and financial condition.

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

Basic and Diluted Net Loss per Share

Net earnings or loss per share, or EPS, is calculated in accordance with the applicable accounting guidance provided in ASC 260, Earnings per Share. The Company uses the two-class method for the computation and presentation of net income (loss) per common share. The two-class method is an earnings allocation formula that calculates basic and diluted net income (loss) per common share for each class of common stock separately based on

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Under the two-class method, warrants issued to the Investors in connection with the First Private Placement and the Second Private Placement (defined in Note 1, Organization and Description of Business, to these notes to consolidated financial statements) are assumed to participate in undistributed earnings on an as-exercised basis, in accordance with the respective warrant agreements. Undistributed net losses are allocated entirely to common stockholders since the participating security has no contractual obligation to share in the losses.

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

The accompanying consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other future year or period.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the recognition of revenue and the recognition of certain development costs. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from the Company’s estimates.

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

3. Short-Term Investments

The following table summarizes the amortized cost and estimated fair value of the Company’s marketable securities, which are considered to be available-for-sale investments and are included in short-term investments on the consolidated balance sheet as of December 31, 2019. The Company had no short-term investments as of September 30, 2020.

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

4. Fair Value of Financial Instruments

The following tables set forth the Company’s assets that were accounted for at fair value on a recurring basis:

	September 30, 2020
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash equivalents:
Money market funds	$38,123	$—	$—	$38,123
Total	$38,123	$—	$—	$38,123

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

The Company determined that it held one significant operating lease as of January 1, 2019, consisting of 20,062 square feet of office and laboratory space in Waltham, Massachusetts that expires in December 2022 pursuant to a May 2015 lease with AstraZeneca, or the AZ lease, as amended in February 2018. During the three months ended September 30, 2020 and 2019, the Company recorded lease expense of $0.2 million related to this lease. During the nine months ended September 30, 2020 and 2019, the Company recorded lease expense of $0.5 million related to this lease. The Company has two additional operating leases that are included in its lease accounting which are not considered significant.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheets (in thousands):

	As of	As of
	September 30, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	$1,265	$1,620

Liabilities
Operating lease liabilities, current	$597	$506
Operating lease liabilities, net of current portion	864	1,321
Total operating lease liabilities	$1,461	$1,827

The operating lease right-of-use assets and operating lease liabilities balances relate primarily to amounts associated with the AZ lease. Future minimum lease payments under non-cancelable leases as of September 30, 2020, were as detailed below (in thousands):

Fiscal Year	As of September 30, 2020
2020 (remaining 3 months)	$174
2021	717
2022	737
2023	1
Total undiscounted lease payments	1,629
Less: imputed interest	(168)
Total operating lease liabilities	$1,461

As of September 30, 2020, the weighted average remaining lease term was 2.3 years and the weighted-average incremental borrowing rate used to determine the operating lease right-of-use assets was 9.1%.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of	As of
	September 30, 2020	December 31, 2019
Accrued compensation and benefits	$2,309	$2,490
Accrued contract manufacturing	1,413	1,550
Accrued clinical	651	606
Accrued professional services	445	530
Accrued research	453	275
Current portion of operating lease liabilities	597	506
Other	179	295
Total accrued expenses and other current liabilities	$6,047	$6,252

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

7. Funding Arrangements

NIH

In June 2020, the Company entered into a contract with the National Institute of Allergy and Infectious Diseases, or NIAID, part of the National Institutes of Health, or NIH, which was effective beginning July 1, 2020 and provides the Company with reimbursement of certain qualified expenses incurred. The initial award consists of approximately $3.0 million, with the potential to increase up to $15.5 million, and will be used to develop novel molecules from the Company’s non-β-lactam inhibitor, or NBP, platform. Funding from the contract will support research towards developing molecules with expanded Gram-negative spectrum against antibiotic resistant bacterial pathogens including E. coli, Acinetobacter, Pseudomonas and Klebsiella. The contract will be accounted for consistent with the Company’s Government Contracts and Grant Agreements accounting policy. See Note 2, Summary of Significant Accounting Policies - Government Contracts and Grant Agreements, to the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 11, 2020 for additional information.

The Company recognized grant income in connection with the NIH contract of $0.7 million during the three months ended September 30, 2020. The Company has not received any payments under this contract during the three months ended September 30, 2020. As of September 30, 2020, the Company’s receivables for unreimbursed, eligible costs incurred under the NIH contract totaled $0.7 million.

CARB-X

In March 2017 and October 2017, the Company entered into funding arrangements with the Trustees of Boston University to utilize funds from the U.S. government through the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, program, in support of the Company’s ETX0282CPDP and ETX0462 programs. In June 2020 CARB-X exercised an option that resulted in an increase in the amount of specified research expenditures of the Company that could be covered from $16.8 million to $18.2 million from April 2017 through September 2021. Through September 30, 2020, the Company has received $8.0 million in payments and recorded $8.8 million of grant income under these funding arrangements.

The Company recognized grant income in connection with the CARB-X agreements of $0.8 million and $0.6 million during the three months ended September 30, 2020 and 2019, respectively, and $0.8 million and $1.8 million during the nine months ended September 30, 2020 and 2019, respectively. The Company received $1.3 million and $2.0 million of payments under the grants during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, the Company’s receivables for unreimbursed, eligible costs incurred under the CARB-X agreements totaled $0.8 million and $1.2 million, respectively.

8. License and Collaboration Agreements

GARDP

In July 2017, the Company entered into a collaboration agreement with the Global Antibiotic Research and Development Partnership, or GARDP, for the development, manufacture and commercialization of the product candidate zoliflodacin in certain countries. Under the terms of the collaboration agreement, GARDP will use commercially reasonable endeavors to perform and fully fund the Phase 3 registration trial, including the manufacture and supply of the product candidate containing zoliflodacin, in uncomplicated gonorrhea. The Phase 3 registration trial was initiated in September 2019 with activation of U.S. sites. In March 2020, in response to the COVID-19 pandemic, GARDP, with the Company’s full agreement, had temporarily paused patient enrollment at U.S. sites and activation of

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

new clinical trial sites in ex-U.S. regions. In July 2020, GARDP resumed patient enrollment into the Phase 3 registration trial at U.S. sites and activated a new clinical trial site in the Netherlands.

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

The Company received an upfront, non-refundable payment of $5.0 million, milestone payments of $7.0 million, research support funding of $0.6 million and certain other reimbursable registration trial costs of $2.6 million, less applicable taxes of $2.0 million, from Zai Lab through September 30, 2020. During the nine months ended September 30, 2020, the Company recognized no revenue under the Zai Agreement, and during the nine months ended September 30, 2019, the Company recognized $7.0 million of revenue under the Zai Agreement. The Company is eligible to receive up to an aggregate of $91.0 million in additional research and development support payments and development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products. In the event the Chinese regulatory agency, National Medical Products Administration, requires a modification or supplement to the trial protocol, and the Company delays Zai Lab from proceeding with such modified protocol and subsequently obtaining regulatory approval for the pivotal study of SUL-DUR in China, then the future sales-based milestone payments that become due to the Company will be reduced by an agreed upon amount that increases with the length of the delay. Zai Lab will pay the Company a tiered royalty equal to a high-single digit to low-double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

transfer of the Company’s technology and Zai Lab would incur additional costs to recreate the Company’s know-how. Therefore, the license and initial technology transfer were combined as a single performance obligation.

9. Stockholders’ Equity and Stock-Based Compensation Expense

Second Private Placement

On August 27, 2020, the Company entered into the Second Securities Purchase Agreement with the Investors, including existing stockholder Innoviva, pursuant to which the Company issued and sold to the Investors in a private placement (i) 8,183,878 newly issued shares of common stock of the Company at $2.675 per share, (ii) warrants to purchase an aggregate of 9,345,794 shares of common stock with and exercise price of $2.675, and (iii) pre-funded warrants, in lieu of common stock, to purchase an aggregate of 1,161,916 shares of common stock, with an exercise price of $0.001 per share, resulting in aggregate gross proceeds of approximately $25.0 million. The closing of the Second Private Placement occurred on September 1, 2020.

The exercise price and the number of shares of common stock issuable upon exercise of each warrant is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock. Each warrant is exercisable from the date of issuance and has a term of five years.

Registration Rights Agreement

On September 1, 2020, in connection with the Second Securities Purchase Agreement, the Company entered into a registration rights agreement, or the Second Registration Rights Agreement, with the Investors. Pursuant to the Second Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the SEC, within 45 days after the closing of the Second Private Placement for purposes of registering the resale of the shares of common stock, shares of common stock issuable upon exercise of the warrants, the warrants and any shares of common stock issued as a dividend or other distribution with respect to the shares or shares of common stock issuable upon exercise of the warrants. The registration statement was filed with the SEC on October 5, 2020, and declared effective by the SEC on October 13, 2020.

First Private Placement

On April 12, 2020, the Company entered into the First Securities Purchase Agreement, with Innoviva, pursuant to which the Company issued and sold to Innoviva 14,000,000 newly issued shares of common stock of the Company at $2.50 per share, and warrants to purchase up to 14,000,000 shares of common stock with an exercise price per share of $2.50.

Under the First Securities Purchase Agreement, the First Private Placement occurred in two tranches. At the closing of the first tranche, which occurred on April 22, 2020, Innoviva purchased 1,322,510 shares of common stock and warrants to purchase 1,322,510 shares of common stock, for an aggregate gross purchase price of approximately $3.3 million. At the closing of the second tranche, which occurred on June 11, 2020, Innoviva purchased the remaining 12,677,490 shares of common stock and warrants to purchase 12,677,490 shares of the common stock for an aggregate gross purchase price of approximately $31.7 million.

As a result of the closing of both the First Private Placement and the Second Private Placement, Innoviva owns approximately 52.6% of the Company’s outstanding common stock without the exercise of the warrants.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Registration Rights Agreements

At the First Closing, the Company and Innoviva entered into a registration rights agreement, or the First Registration Rights Agreement, pursuant to which, among other things, the Company must prepare and file with the SEC a registration statement with respect to resales of the shares of common stock and the warrants purchased by Innoviva under the First Securities Purchase Agreement within 30 days of the First Closing. Innoviva and the Company subsequently signed a waiver to this agreement allowing the Company to file a registration statement with the SEC no later than August 31, 2020. The registration statement was filed with the SEC on August 6, 2020, and declared effective by the SEC on August 14, 2020.

Warrants

As of September 30, 2020, outstanding warrants to purchase shares of the Company’s common stock are as follows:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
1,322,510	$2.50	April 22, 2025
12,677,490	$2.50	June 11, 2025
9,345,794	$2.675	September 1, 2025
1,161,916	$0.001	September 1, 2025
24,507,710

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

The CSPA further provides that the number of shares that may be sold pursuant to the CSPA will be limited to 2,626,165 shares, including 104,167 shares of common stock issued to Aspire as a commitment fee, which represented 19.99% of the Company’s outstanding shares of common stock as of October 21, 2019, unless stockholder approval is obtained to issue more than 19.99%. This limitation will not apply under certain circumstances specified in the CSPA. During the nine months ended September 30, 2020, there were no shares purchased by Aspire pursuant to the CSPA.

Stock Incentive Plans

In September 2018, the Company’s board of directors adopted, and its stockholders approved the 2018 Equity Incentive Plan, or the 2018 Plan, which became effective on September 25, 2018, at which point no further grants will be made under the 2015 Stock Incentive Plan, or the 2015 Plan. In June 2020, the Company’s board of directors adopted, and its stockholders approved an amendment to the 2018 Plan, to increase the number of shares available for stock-based awards by 500,000. Under the 2018 Plan, the Company may grant incentive stock options, or ISOs, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of September 30, 2020, stock options to purchase an aggregate of 3,648,509 shares had been granted by the Company and 759,549 shares were available for future issuance under the 2018 Plan, as amended.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Stock Option Activity

Stock option activity under both plans during the nine months ended September 30, 2020 is summarized as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value (in thousands)
Outstanding as of December 31, 2019	2,388,400	$6.20	8.44	$906
Granted	1,035,300	4.47
Exercised	—	—
Forfeited	(316,029)	5.68
Outstanding as of September 30, 2020	3,107,671	$5.68	7.96	$—

Exercisable as of September 30, 2020	1,326,987	$5.83	6.90	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. During the nine months ended September 30, 2020, the weighted-average grant date fair value per granted option was $3.07.

Employee Stock Purchase Plan

In September 2018, the Company’s board of directors and its stockholders approved the 2018 Employee Stock Purchase Plan, or the ESPP, which became effective as of September 25, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 140,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2019 and ending in 2028, in each case subject to the approval of the board of directors, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 250,000 shares; provided, that prior to the date of any such increase, the board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Pursuant to the terms of the 2018 Employee Stock Purchase Plan, an additional 132,915 and 131,248 shares were added to the number of available shares effective January 1, 2020 and 2019, respectively. As of September 30, 2020, no shares of common stock had been issued under the ESPP and 404,163 shares remained available for future issuance under the ESPP. No offering period under the ESPP has been set by the Company’s board of directors.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$330	$212	$1,027	$635
General and administrative	334	359	1,172	1,113
Total stock-based compensation expense	$664	$571	$2,199	$1,748

As of September 30, 2020, total unrecognized stock-based compensation expense related to unvested options was $6.0 million, which is expected to be recognized over the weighted average period of approximately 2.6 years. The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

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

The following outstanding securities have been excluded from the computation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2020 and 2019, as they would have been anti-dilutive:

	As of September 30,
	2020	2019
Options to purchase shares of common stock	3,107,671	2,184,504
Warrants to purchase shares of common stock	24,507,710	—
	27,615,381	2,184,504

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Pharmaron Beijing Co., Ltd. (China)

The Company contracts with Pharmaron Beijing Co., Ltd. (China), or Pharmaron, to provide various medicinal chemistry research, manufacturing development and clinical services related to the Company’s ongoing product candidates. The Company began utilizing Pharmaron as a service provider prior to the spin-out in 2015 (see Note 1, Organization and Description of Business, to these notes to consolidated financial statements for additional information), and this relationship has continued into 2020. In 2019, the Senior Vice President of Strategic Partnerships at Pharmaron began sharing a household with the Company’s Chief Executive Officer, and as a result the Company considers the agreements between the Company and Pharmaron to be related-party transactions. The Company recorded expense of $2.1 million and $1.1 million during the three months ended September 30, 2020 and 2019, respectively, and $3.4 million and $5.3 million during the nine months ended September 30, 2020 and 2019, respectively, for services rendered pursuant to multiple Pharmaron agreements. Amounts due to Pharmaron were $0.7 million and $0.8 million as of September 30, 2020 and December 31, 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q and with our audited consolidated financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission, or SEC, on March 11, 2020, or the Annual Report on Form 10-K. In addition, you should read the “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our lead product candidate, sulbactam-durlobactam, or SUL-DUR, is dosed intravenously, or IV, and is a combination of sulbactam, an IV β-lactam antibiotic, and durlobactam, a novel broad-spectrum intravenous β-lactamase inhibitor, or BLI, that we are developing for the treatment of infections caused by Acinetobacter baumannii, or Acinetobacter, including carbapenem-resistant strains. We initiated ATTACK, our single Phase 3 registration trial in April 2019. We currently anticipate enrollment in the ATTACK trial of up to 136 patients with confirmed carbapenem-resistant Acinetobacter pneumonia or bloodstream infections. To date we have had two pre-planned Data and Safety Monitoring Board, or the DSMB, reviews of the trial. Although we remain blinded to the data, DSMB recommended in both reviews that the trial be continued without protocol modification. The global design of the ATTACK trial, with sites in 17 countries including China, has enabled us to continuously enroll patients since inception, although some clinical sites in high COVID-19 impact areas have experienced disruptions in new patient enrollment due to redirection of resources as dictated by local conditions. As we continue to actively advance the ATTACK Phase 3 trial, we continue to remain in close contact with our contract research organization, or CRO, principal investigators and clinical sites and continue to optimize allocation of resources and funded activities across all of our clinical sites in an effort to mitigate the impact of COVID-19 on both our clinical trial sites and expected timeline. However, the timing, scope, and duration of any disruptions in enrollment due to COVID-19 is unpredictable. As a consequence, we are unable to assess the impact of COVID-19 on the timeline for the ATTACK trial and remain unable to provide guidance for when we anticipate reporting top-line data from this study. To date, the COVID-19 pandemic has not had a material impact on our supply chain or on our ability to supply SUL-DUR to clinical trial sites. When data from the ATTACK trial and data from our other clinical trials of SUL-DUR have been reviewed and analyzed, we intend to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA.

Our second late-stage product candidate, zoliflodacin, is a novel orally administered molecule being developed for the treatment of uncomplicated gonorrhea. The bacterial pathogen responsible for gonorrhea is Neisseria gonorrhoeae, or N. gonorrhoeae, and includes multidrug-resistant strains. We believe there is a growing global unmet patient need for a single-dose oral antibiotic that will reliably treat patients with gonorrhea, including infections caused by multidrug-resistant strains of N. gonorrhoeae. The sponsor for the Phase 3 registration trial is our nonprofit collaborator, the Global Antibiotic Research and Development Partnership, or GARDP. The Phase 3 registration trial was initiated in September 2019 with activation of U.S. sites. The registration trial will comprise 14 clinical sites planned across the U.S., EU, Africa and Asia. In March 2020, the DSMB recommended to continue the clinical study without modification. In March 2020, in response to the COVID-19 pandemic, GARDP, with our full agreement, had temporarily paused patient enrollment into the Phase 3 registration trial at U.S. sites and activation of new clinical trial sites in ex-U.S. regions. In July 2020, GARDP resumed patient enrollment into the Phase 3 registration trial at U.S. sites and activated a new clinical trial site in the Netherlands. Preparations in Thailand, where COVID-19 infection rates are low as of the date of this report, are currently progressing for site activation in the coming months, and sites in South Africa will be activated when site staff and laboratories are able to resume clinical research once COVID-19 infection rates decrease. Given the uncertain impact of COVID-19 on our global clinical trial sites, in consultation with GARDP, we are unable to assess the impact of COVID-19 on the timeline for the Phase 3 registration trial, and therefore, remain unable to provide guidance for when we anticipate reporting top-line data from the trial. We continue to actively assess the impact of COVID-19 on our expected timeline, in consultation with GARDP, and will update when appropriate. To date, the COVID-19 pandemic has not had a material impact on our supply chain or on our ability to supply zoliflodacin to clinical trial sites. When the Phase 3 registration trial data, and data from our other clinical trials of zoliflodacin have been reviewed and analyzed, we intend to submit an NDA to the FDA.

We are also developing ETX0282CPDP for the treatment of complicated urinary tract infections, or cUTIs, including those caused by extended-spectrum β-lactamase, or ESBL, producing bacterial strains and carbapenem-resistant Enterobacteriaceae, or CRE. ETX0282CPDP is an orally dosed combination of ETX0282 with cefpodoxime proxetil. We believe there is a significant unmet need for new oral antibiotics to reliably treat the estimated 3 to 4 million patients diagnosed annually with cUTIs. We have reported preliminary Phase 1 trial results, and demonstrated that an extended release formulation achieved preclinical proof-of-concept of the desired pharmacokinetic profile. As of the date of this Quarterly Report on Form 10-Q, we are progressing with development of an appropriate clinical formulation to be initially evaluated in a future Phase 1 clinical trial before progression to clinical studies in patients. To date, this program has not been materially impacted by the COVID-19 pandemic.

Lastly, we are using our targeted-design platform to develop a novel class of antibiotics, non β-lactam inhibitors of penicillin-binding proteins, or NBPs. We believe our NBPs constitute a potential new class of Gram-negative antibacterial agents with no pre-existing resistance that are designed to target a broad spectrum of pathogens, including Pseudomonas aeruginosa, or Pseudomonas. During the fourth quarter of 2019 we selected ETX0462 as a candidate for this program and we are currently working to complete the preclinical safety package for this compound. In June, we were awarded a contract from NIH to support research towards developing molecules with expanded Gram-negative spectrum from this novel class against antibiotic resistant bacterial pathogens including E. coli, Acinetobacter, Pseudomonas and Klebsiella. The NIH contract consists of an initial award of approximately $3.0 million, with the potential to increase up to $15.5 million. Subject to achieving pre-defined milestones, the contract is expected fund sufficient to achieve submission of an Investigational New Drug, or IND, application with the FDA. To date, these programs have not been materially impacted by the COVID-19 pandemic.

Since our inception in May 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, conducting discovery and development activities for our programs and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. As of September 30, 2020, we have funded our operations primarily with net cash proceeds of $104.2 million from the sale of our preferred stock, net cash proceeds of $65.6 million from the sale of common stock in our initial public offering, and net cash proceeds of $57.9 million from the same of common stock, warrants and pre-funded warrants in private placements to certain investors in 2020. We have also either directly received funding or financial commitments from, or have had our program activities conducted and funded by, the U.S. government through our arrangements with the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, the Combating Antibiotic-Resistant Bacteria Biopharmaceutical Accelerator program, or CARB-X, and the U.S. Department of Defense, and we have received non-profit awards from GARDP and upfront and milestone payments from our license and collaboration agreement with Zai Lab (Shanghai), Co., Ltd., or Zai Lab.

Funding Arrangements

In June 2020, we entered into a contract with NIAID, part of the National Institutes of Health, or NIH, with an effective date of July 1, 2020. The contract consists of an initial award of approximately $3.0 million, with the potential to increase up to $15.5 million, will be used to develop novel molecules from our NBP platform. Funding from the contract will support research towards developing molecules with expanded Gram-negative spectrum against antibiotic-resistant bacterial pathogens including E. coli, Acinetobacter, Pseudomonas and Klebsiella.

In March 2017 and October 2017, we entered into funding arrangements with the Trustees of Boston University to utilize funds from the U.S. government, through the CARB-X program, for support of our ETX0282CPDP and

ETX0462 programs. These funding arrangements could cover up to $18.2 million of our specified research expenditures from April 2017 through September 2021. Through September 30, 2020, we had received $8.0 million in payments and we have recorded $8.8 million of grant income under these funding arrangements.

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

In April 2018, we entered into a license and collaboration agreement with Zai Lab pursuant to which Zai Lab licensed exclusive rights to durlobactam and SUL-DUR in the Asia-Pacific region. Under the terms of the agreement, Zai Lab will fund most of our registration trial costs in China for SUL-DUR, including all costs in China for our Phase 3 registration trial of SUL-DUR, with the exception of Phase 3 patient drug supply of licensed product. To date as of September 30, 2020, we have received net payments of $13.2 million, representing the $5.0 million upfront payment, $7.0 million of milestone payments, $0.6 million of research support payments and $2.6 million of certain other reimbursable registration trial costs, less applicable taxes of $2.0 million, from Zai Lab and we have recognized revenue of $12.0 million under this agreement.

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

To date, substantially all of our research and development expenses have been related to the preclinical and clinical development of our product candidates and preclinical program. The following table shows our research and development expenses by development program and type of activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Direct research and development expenses by program:
SUL-DUR	$5,207	$3,573	$18,771	$17,750
Zoliflodacin	19	31	31	74
ETX0282CPDP	—	414	30	1,269
ETX0462	635	386	840	1,104
Other preclinical programs	137	195	523	533
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	2,836	2,460	9,292	6,832
Facilities, supplies and other	553	547	1,762	1,724
Total research and development expenses	$9,387	$7,606	$31,249	$29,286

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

Other Income

Grant Income

Grant income consists of income recognized in connection with grants we received under our funding arrangements with the Trustees of Boston University through the CARB-X program, as well as amounts received under the NIH contract. Grant income is recognized in the period during which the related specified expenses are incurred.

Interest Income

Interest income consists of interest earned on our cash and investment balances.

Provision for Income Taxes

The provision for income taxes primarily consists of provisions for foreign withholding income taxes on payments related to our agreement with Zai Lab.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,
	2020	2019	Change

	(in thousands)
Revenue	$—	$7,000	$(7,000)
Operating expenses:
Research and development	9,387	7,606	1,781
General and administrative	3,213	3,521	(308)
Total operating expenses	12,600	11,127	1,473
Loss from operations	(12,600)	(4,127)	(8,473)
Other income:
Grant income	1,458	634	824
Interest income	9	332	(323)
Total other income	1,467	966	501
Loss before income taxes	(11,133)	(3,161)	(7,972)
Provision for income taxes	—	324	(324)
Net loss	$(11,133)	$(3,485)	$(7,648)

Research and Development Expenses

Research and development expenses were $9.4 million during the three months ended September 30, 2020, compared to $7.6 million during the three months ended September 30, 2019. The increase of $1.8 million was primarily due to an increase of $1.6 million in expenses related to our SUL-DUR product candidate, an increase of $0.4 million in personnel expenses associated with higher headcount, salaries and stock-based compensation expense resulting from options granted during the nine months ended September 30, 2020, and an increase of $0.2 million in expenses related to our ETX0462 product candidate. These increases were offset by a decrease of $0.4 million in expenses related to our ETX0282CPDP product candidate. The increase of $1.6 million in expenses related to our SUL-DUR product candidate was primarily due to an increase of $2.1 million in manufacturing costs, offset by a decrease of $0.5 million in development expenses. The increase of $0.2 million in expenses related to our ETX0462 product candidate was due to an increase of $0.2 million in manufacturing costs. The decrease of $0.4 million in expenses related to our ETX0282CPDP product candidate was primarily due to a decrease of $0.5 million in development costs, offset by an increase of $0.1 million in manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $3.2 million during the three months ended September 30, 2020, compared to $3.5 million during the three months ended September 30, 2019. The decrease of $0.3 million was driven primarily by a decrease of $0.3 million in VAT associated with payments received from our collaboration with Zai Lab.

Other Income

Other income was $1.5 million during the three months ended September 30, 2020, compared to $1.0 million during the three months ended September 30, 2019. The increase of $0.5 million was due to an increase of $0.8 million in grant income associated with our agreements with CARB-X and NIH, offset by a decrease of $0.3 million in interest income.

Provision for Income Taxes

There was no provision for income taxes during the three months ended September 30, 2020, compared to $0.3 million during the three months ended September 30, 2019. The $0.3 million decrease was due to the timing of payments received as a result of milestone achievements in connection with our ongoing license and collaboration agreement with Zai Lab. Our losses before income taxes were generated in the United States and the United Kingdom. Consistent with all prior periods, we did not record any income tax benefit for our operating losses due to the uncertainty regarding future taxable income. Accordingly, a full valuation allowance has been established against the deferred tax assets as of September 30, 2020.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,
	2020	2019	$ Change

	(in thousands)
Revenue	$—	$7,000	$(7,000)
Operating expenses:
Research and development	$31,249	$29,286	$1,963
General and administrative	10,235	10,130	105
Total operating expenses	41,484	39,416	2,068
Loss from operations	(41,484)	(32,416)	(9,068)
Other income:
Grant income	1,519	1,835	(316)
Interest income	170	1,240	(1,070)
Total other income	1,689	3,075	(1,386)
Loss before income taxes	(39,795)	(29,341)	(10,454)
Provision for income taxes	—	467	(467)
Net loss	$(39,795)	$(29,808)	$(9,987)

Research and Development Expenses

Research and development expenses were $31.2 million during the nine months ended September 30, 2020, compared to $29.3 million during the nine months ended September 30, 2019. The increase of $2.0 million was primarily due to an increase of $2.5 million in personnel expenses associated with higher headcount, salaries and stock-based compensation expense resulting from options granted during the nine months ended September 30, 2020 and an increase of $1.0 million in expenses related to our SUL-DUR product candidate. These costs were partially offset by a decrease of $1.2 million in expenses related to our ETX0282CPDP product candidate and a decrease of $0.3 million in expenses related to our ETX0462 product candidate. The increase of $1.0 million in expenses related to our SUL-DUR product candidate was primarily due to an increase of $1.5 million in clinical trial costs, partially offset by a decrease of $0.5 million in manufacturing costs. The decrease of $1.2 million related to our ETX0282CPDP product candidate was primarily due to a decrease of $1.4 million in clinical trial costs, partially offset by an increase of $0.1 million in manufacturing costs. The decrease of $0.3 million in expenses related to our ETX0462 product candidate was due to a decrease of $0.3 million in manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $10.2 million during the nine months ended September 30, 2020, compared to $10.1 million during the nine months ended September 30, 2019. The increase of $0.1 million was driven primarily by an increase of $0.8 million in personnel expenses associated with higher headcount during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 and an increase of $0.4 million in insurance premiums. These increases were partially offset by a decrease of $0.5 million in VAT and other taxes, a decrease of $0.4 million in consulting expenses and a decrease of $0.3 million in legal expenses.

Other Income

Other income was $1.7 million during the nine months ended September 30, 2020, compared to $3.1 million during the nine months ended September 30, 2019. The decrease of $1.4 million was partially due to a decrease of $1.1 million in interest income and a decrease of $0.3 million in grant income associated with our grant agreements under the CARB-X and NIH programs.

Provision for Income Taxes

There was no provision for income taxes during the nine months ended September 30, 2020, compared to $0.5 million during the nine months ended September 30, 2019. The $0.5 million decrease was due to the timing of payments received as a result of milestone achievements in connection with our ongoing license and collaboration agreement with Zai Lab. Our losses before income taxes were generated in the United States and the United Kingdom. Consistent with all prior periods, we did not record any income tax benefit for our operating losses due to the uncertainty regarding future taxable income. Accordingly, a full valuation allowance has been established against the deferred tax assets as of September 30, 2020.

Liquidity and Capital Resources

Overview

As of September 30, 2020, we had cash and cash equivalents of $61.2 million. We have funded our operations to date with the proceeds from securities offerings, $104.2 million from the sale of redeemable convertible preferred stock, $65.6 million from the sale of common stock in our initial public offering and $57.9 million from the sale of common stock and pre-funded warrants in private placements to certain investors during the nine months ended September 30, 2020, which we have used to fund our operations. In addition, we also have received funding or financial commitments from, or have had our program activities conducted and funded by, the U.S. government through arrangements with NIAID, CARB-X, NIH and the U.S. Department of Defense, and have received non-profit awards from GARDP and upfront and milestone payments from Zai Lab.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. Our net loss was $39.8 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $173.8 million.

We believe that our existing cash and cash equivalents, will enable us to fund our operating expenses and capital requirements through at least one year from the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

The CSPA further provides that the number of shares that may be sold pursuant to the CSPA will be limited to 2,626,165 shares, which represents 19.99% of our outstanding shares of common stock as of October 21, 2019, unless stockholder approval is obtained to issue more than 19.99%. This limitation will not apply under certain circumstances specified in the CSPA. During the nine months ended September 30, 2020, no shares were purchased by Aspire pursuant to the CSPA.

First Private Placement

On April 12, 2020, we entered into a securities purchase agreement, or the First Securities Purchase Agreement, with Innoviva Inc., or Innoviva, pursuant to which we issued and sold to Innoviva 14,000,000 newly issued shares of common stock of the Company at $2.50 per share, and warrants to purchase up to 14,000,000 shares of common stock with an exercise price per share of $2.50, collectively the First Private Placement.

Under the First Securities Purchase Agreement, the First Private Placement occurred in two tranches. At the closing of the first tranche, which occurred on April 22, 2020, Innoviva purchased 1,322,510 shares of common stock and warrants to purchase 1,322,510 shares of common stock, for an aggregate gross purchase price of approximately $3.3 million. At the closing of the second tranche, which occurred on June 11, 2020, Innoviva purchased the remaining 12,677,490 shares of common stock and warrants to purchase 12,677,490 shares of the common stock for an aggregate gross purchase price of approximately $31.7 million.

Second Private Placement

On August 27, 2020, we entered into a securities purchase agreement, or the Second Securities Purchase Agreement, with the purchasers named therein, or the Investors, including existing stockholder Innoviva, pursuant to which issued and sold to the Investors in a private placement (i) 8,183,878 newly issued shares of common stock (ii) warrants to purchase an aggregate of 9,345,794 shares of common stock with an exercise price of $2.675, and (iii) pre-funded warrants, in lieu of common stock, to purchase an aggregate of 1,161,916 shares of common stock, with an exercise price of $0.001 per share, resulting in aggregate gross proceeds of approximately $25.0 million, or collectively, the Second Private Placement. The closing of the Second Private Placement occurred on September 1, 2020.

The exercise price and the number of shares of common stock issuable upon exercise of each warrant is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our common stock. As a result of the closing of both the First Private Placement and the Second Private Placement, Innoviva owns approximately 52.6% of our common stock without the exercise of the warrants.

Registration Rights Agreement

On September 1, 2020, in connection with the Second Securities Purchase Agreement, we entered into a registration rights agreement, or the Second Registration Rights Agreement, with the Investors. Pursuant to the Second Registration Rights Agreement, we agreed to prepare and file a registration statement with the SEC within 45 days after the closing of the Second Private Placement for purposes of registering the resale of the shares of common stock, shares of common stock issuable upon exercise of the warrants, the warrants and any shares of common stock issued as a dividend or other distribution with respect to the shares or shares of common stock issuable upon exercise of the warrants. The registration statement was filed with the SEC on October 5, 2020, and declared effective by the SEC on October 13, 2020.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash used in operating activities	$(37,711)	$(36,701)
Net cash provided by investing activities	25,000	2,752
Net cash provided by (used in) financing activities	57,867	(110)
Net increase (decrease) in cash and cash equivalents	$45,156	$(34,059)

Operating Activities

During the nine months ended September 30, 2020, operating activities used $37.7 million of cash, resulting from our net loss of $39.8 million and net cash used by changes in operating assets and liabilities of $0.2 million, offset by non-cash charges of $2.3 million. Net cash used by changes in operating assets and liabilities for the nine months ended September 30, 2020 consisted primarily of a $0.7 million decrease in accounts payable, a $0.7 million decrease in accrued expenses and other liabilities, and a $0.3 million increase in grants receivable. These uses were partially offset by a $1.0 million decrease in prepaid expenses and a $0.5 million decrease in other assets.

During the nine months ended September 30, 2019, operating activities used $36.7 million of cash, resulting from our net loss of $29.8 million and net cash used by changes in operating assets and liabilities of $8.2 million, offset by non-cash charges of $1.3 million. Net cash used by changes in operating assets and liabilities for the nine months ended September 30, 2019 consisted primarily of a $7.0 million increase in accounts receivable, a $2.0 million increase in other assets, a $1.7 million increase in prepaid expenses and a $0.4 million decrease in accounts payable. These uses of cash were partially offset by a $2.8 million increase in accrued expenses and other liabilities and a $0.4 million decrease in grants receivable.

Investing Activities

During the nine months ended September 30, 2020, net cash provided by investing activities was $25.0 million, consisting of net proceeds from maturities of short-term investments.

During the nine months ended September 30, 2019, net cash provided by investing activities was $2.8 million, consisting of net proceeds from maturities of short-term investments of $37.8 million, offset by purchases of short-term investments of $35.0 million.

Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $57.9 million, which consisted of proceeds from the First Private Placement and the Second Private Placement, net of financing costs.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Resulting from the Current Global Pandemic

The COVID-19 pandemic has had, and may continue to have, an adverse effect on our business, development programs and access to capital, and further waves of COVID-19 outbreaks may have a similar or worse impact on us.

The COVID-19 pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis. Many states and local municipalities have issued social distancing and stay-at-home orders that have resulted in the closure of corporate offices and factories and may disrupt business operations and supply chains. Although we are considered an “essential business” for purposes of the state and local stay-at-home orders, the majority of our employees have been working remotely since the issuance of the orders and our laboratory workers operate in reduced and/or staggered shifts. As healthcare systems focus on patients affected by the COVID-19 pandemic, global clinical trials, including our two Phase 3 registration trials, have seen significant declines in activity or have been suspended temporarily. For instance, for our ATTACK Phase 3 registration trial, some clinical sites in high COVID-19 impact areas have delayed new patient enrollment due to redirection of resources or hospital access restrictions as required by local conditions. For our zoliflodacin Phase 3 registration trial, GARDP, with our full agreement, had temporarily paused patient enrollment and activation of new clinical trial sites in March 2020. In June 2020, GARDP resumed patient enrollment into the Phase 3 registration trial at U.S. sites and a new clinical trial site in the Netherlands. Additionally, while we have not experienced material disruptions in our supply chain to date due to the COVID-19 pandemic, it may impact our ability to procure resources, raw materials or components necessary for our development programs. As a result of the unpredictability surrounding the COVID-19 pandemic, the timelines for completion of our registration trials and earlier-stage development programs may be materially impacted. Because the timing, scope and duration of disruptions due to the COVID-19 pandemic are unpredictable, we cannot provide guidance for when we anticipate reporting top-line data or completing either of our Phase 3 clinical trials. Significant delays in the initiation and completion of our clinical trials or the development of any of our product candidates are costly and could adversely affect our ability to obtain regulatory approval for and successful commercialization of our product candidates. The nature and extent of the impact remains uncertain as the duration of the COVID-19 pandemic and the time needed for businesses and healthcare systems to recover remains unknown. Although we are continuing to actively monitor and assess the effects of the COVID-19 pandemic on our business and development programs, the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change.

Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the continuing disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. The continuation of prolonged adverse economic conditions (including due to a resurgence or second wave of COVID-19 infections) could limit our access to financial resources from the capital markets and other sources.

We are not yet certain about the full extent of the immediate and long-term potential impact of COVID-19 on our business, development programs and access to capital. To the extent COVID-19 continues to adversely affect our business, financial condition and results of operations, as well as global economic conditions more generally, it may also heighten many of the other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks Relating to our Common Stock

Innoviva may exert a substantial influence on actions requiring stockholder vote, potentially in a manner that you do not support.

As of September 30, 2020, Innoviva holds approximately 52.6% of our issued and outstanding shares of common stock, and accordingly controls approximately 52.6% of our voting power. Innoviva’s large ownership stake may allow it to exert a significant influence on actions requiring a stockholder vote, potentially including amendments to our certificate of incorporation, election of our board of directors, removal of any of our directors, adoption of measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination involving us, and approval of other major corporate transactions. In addition, Innoviva’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. Accordingly, our stockholders other than Innoviva may be unable to influence management and exercise control over our business.

Provisions in the First Securities Purchase Agreement and related documents may deter or prevent us from raising additional capital to fund our operations.

Provisions in the agreements we entered into in connection with the First Private Placement may deter or prevent us from raising additional capital to fund our operations as and when needed. For example, the Investor Rights Agreement provides participation rights for Innoviva to participate pro rata in our future offerings of securities. These and other provisions in the First Private Placement documents could deter or prevent us from raising additional capital. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to develop and commercialize our pipeline and otherwise pursue our business strategy and we may be unable to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 1, 2020, we completed a private placement transaction in which we sold to the Investors a total of 8,183,878 shares of our common stock, issued warrants to purchase an additional 9,345,794 shares of our common stock, with an exercise price per share of $2.675, and issued pre-funded warrants to purchase an additional 1,161,916 shares of our common stock, with an exercise price per share of $0.001. The private placement resulted in total aggregate gross proceeds of approximately $25.0 million. For more information, please refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation⸻Liquidity and Capital Resources⸻ Second Private Placement” in this Quarterly Report on Form 10-Q.

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
4.1

Registration Rights Agreement, by and between the Company and the Investors named therein, dated September 1, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on September 1, 2020).

4.2	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on September 1, 2020).
4.3

Form of Pre-Funded Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on September 1, 2020).

10.1

Securities Purchase Agreement, by and between the Company and the Investors named therein, dated August 27, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on September 1, 2020).

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

ENTASIS THERAPEUTICS HOLDINGS INC.

Date: November 5, 2020	By:	/s/ Manoussos Perros, Ph.D.
Manoussos Perros, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Michael Gutch, Ph.D.
Michael Gutch, Ph.D.
Chief Financial Officer and Chief Business Officer
(Principal Financial Officer and Principal Accounting Officer)