Form 10-K/A
period 2020-12-31
Entasis Therapeutics Holdings Inc.
filed 2021-04-30
CIK 1724344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Entasis Therapeutics Holdings Inc. (the “Company”) is filing this Amendment (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was originally filed with the Securities and Exchange Commission on March 23, 2021 (the “Original Filing”), solely to include in full the certifications required to be included in the Original Filing pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

This Amendment No. 1 restates certain information appearing in Part II and Part IV of the Original Filing for the convenience of the reader, but does not amend or update any of the disclosures or financial statements that were included in the Original Filing. Among other things, this Amendment No. 1 does not reflect events occurring or information that has become known to the Company after the date of the Original Filing, or modify or update those disclosures affected by subsequent events. Accordingly this Amendment No. 1 should be read in conjunction with the Original Filing and forward-looking statements contained herein should be read in their historical context.

PART II

Item 8. Financial Statements and Supplementary Data

Our financial statements, together with the report of our independent registered public accounting firm, appear in this Amendment No. 1 beginning on page F-1.

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

Attestation Report of the Registered Public Accounting Firm

This Amendment No. 1 does not include an attestation report of our registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

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

(a)(3) Exhibits.

The exhibits listed below are filed as part of this Amendment No. 1 other than Exhibit 32.1, which shall be deemed furnished.

Number	Description

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 formatted in inline XBRL (included in Exhibit 101).

*     Previously filed.

**

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act (whether made before or after the date of this Amendment No. 1), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTASIS THERAPEUTICS HOLDINGS INC.

Date: April 30, 2021	By:	/s/ Manoussos Perros
Manoussos Perros, Ph.D.
President and Chief Executive Officer (Authorized Signatory)

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