Form 10-Q
period 2021-03-31
Entasis Therapeutics Holdings Inc.
filed 2021-05-05
CIK 1724344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 37,310,254 shares of common stock, $0.001 par value per share, outstanding.

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

Forward-looking statements include, but are not limited to, statements about:

●	the severity and duration of the impact of the COVID-19 pandemic on our business, development programs and access to capital;
●	our plans to develop and commercialize our product candidates;
●	the timing of execution of planned clinical trials and availability of data from our clinical trials;
●	our expectation that the efficacy and safety data from our ongoing and planned Phase 3 registration trials, if positive, will be sufficient to support submission of a new drug application, or NDA, to the Food and Drug Administration, or FDA;
●	our ability to obtain grants or other government funding to develop our product candidates;
●	our ability to take advantage of benefits offered by current and pending legislation related to the development of products addressing antimicrobial resistance;
●	the timing of and our ability to file, obtain and maintain our planned regulatory filings;
●	the clinical utility of our product candidates and their potential advantages compared to other treatments;
●	our commercialization, marketing and distribution capabilities and strategy;
●	our ability to establish and maintain arrangements for the manufacture of our product candidates;
●	our ability to establish and maintain collaborations and to recognize the potential benefits of such collaborations;
●	our estimates regarding the market opportunities for our product candidates;
●	our intellectual property position and the duration of our patent rights;
●	our estimates regarding anticipated operating losses, needs for additional funds and capital requirements;
●	political, social and economic instability, natural disasters or public health epidemics in countries where we or our collaborators do business;
●	the substantial influence and control that Innoviva, Inc. may exert on actions requiring stockholder vote; and
●	our estimated needs for and ability to raise additional financing, and our ability to continue as a going concern.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$44,937	$53,247
Grants receivable	2,559	1,890
Prepaid expenses	2,711	4,160
Other current assets	1,338	835
Total current assets	51,545	60,132
Property and equipment, net	205	222
Operating lease right-of-use assets	1,012	1,141
Other assets	63	63
Total assets	$52,825	$61,558
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$434	$660
Accrued expenses and other current liabilities	7,599	7,905
Total current liabilities	8,033	8,565
Operating lease liabilities, net of current portion	535	704
Total liabilities	8,568	9,269
Commitments (Notes 4 and 10)
Stockholders’ equity:
Common stock, par value $0.001; 125,000,000 shares authorized and 37,310,254 and 36,637,357 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	38	37
Additional paid-in capital	239,375	236,707
Accumulated deficit	(195,156)	(184,455)
Total stockholders’ equity	44,257	52,289
Total liabilities and stockholders’ equity	$52,825	$61,558

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$9,370	$11,623
General and administrative	3,307	3,780
Total operating expenses	12,677	15,403
Loss from operations	(12,677)	(15,403)
Other income:
Grant income	1,972	13
Interest income	4	124
Total other income	1,976	137
Net loss	$(10,701)	$(15,266)
Net loss per share —basic and diluted	$(0.29)	$(1.15)
Weighted average common stock outstanding—basic and diluted	37,078,478	13,291,563

	Three Months Ended March 31,
	2021	2020
Other comprehensive loss:
Net loss	$(10,701)	$(15,266)
Net unrealized gain on investments held	—	28
Comprehensive loss	$(10,701)	$(15,238)

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands, except share data)

Three Months Ended March 31, 2021			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances as of December 31, 2020	36,637,357	$37	$236,707	$—	$(184,455)	$52,289
Stock-based compensation expense	—	—	869	—	—	869
Exercise of warrants	672,897	1	1,799	—	—	1,800
Net loss	—	—	—	—	(10,701)	(10,701)
Balances as of March 31, 2021	37,310,254	$38	$239,375	$—	$(195,156)	$44,257

Three Months Ended March 31, 2020			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances as of December 31, 2019	13,291,563	$13	$176,103	$—	$(133,959)	$42,157
Stock-based compensation expense	—	—	785	—	—	785
Unrealized gain on investments held	—	—	—	28	—	28
Net loss	—	—	—	—	(15,266)	(15,266)
Balances as of March 31, 2020	13,291,563	$13	$176,888	$28	$(149,225)	$27,704

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,701)	$(15,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	28	37
Stock-based compensation expense	869	785
Amortization and accretion of investments	—	(27)
Changes in operating assets and liabilities:
Grants receivable	(669)	331
Prepaid expenses	1,449	1,628
Other assets	(374)	1,032
Accounts payable	(226)	(154)
Accrued expenses and other liabilities	(475)	(1,934)
Net cash used in operating activities	(10,099)	(13,568)
Cash flows from investing activities:
Purchases of property and equipment	(11)	—
Proceeds from maturities of short-term investments	—	15,000
Net cash (used in) provided by investing activities	(11)	15,000
Cash flows from financing activities:
Proceeds from the exercise of warrants	1,800	—
Payments of financing costs	—	(16)
Net cash provided by (used in) financing activities	1,800	(16)
Net (decrease) increase in cash and cash equivalents	(8,310)	1,416
Cash and cash equivalents at beginning of the year	53,247	16,034
Cash and cash equivalents at end of the year	$44,937	$17,450
Supplemental disclosure of non-cash investing and financing activities:
Deferred financing costs included in accrued expenses and current liabilities	$—	$166

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

Risks and Uncertainties

As of March 31, 2021, the Company had $44.9 million in cash and cash equivalents, and an accumulated deficit of $195.2 million. Since its inception through March 31, 2021, the Company has funded its operations primarily with proceeds from the sale of preferred stock, common stock, warrants and pre-funded warrants. The Company also has either directly received funding or financial commitments from, or has had its program activities conducted and funded by, United States government agencies, non-profit entities and the collaboration agreement with Zai Lab (Shanghai), Co., Ltd., or Zai Lab. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt, equity financing, strategic collaborations, or partnerships. If the Company raises additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, it may be required to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable. If the Company is unable to raise additional funds through equity or debt financings when needed, it may be required to delay, limit, reduce or terminate drug development or future commercialization efforts or grant rights to a third party to develop and market product candidates. The Company’s failure to raise capital as and when needed would compromise its ability to pursue its business strategy. As discussed further in Note 12, Subsequent Events, in May 2021 the Company entered into a securities purchase agreement with a subsidiary of Innoviva, Inc. pursuant to which the Company raised $7.5 million as part of the initial closing on May 3, 2021 and expects to receive aggregate additional gross proceeds of $12.5 million in June 2021.  The Company believes its existing cash and cash equivalents, together with the $7.5 million of proceeds received from this transaction in May 2021, will enable it to fund its operating expenses and capital requirements into the second quarter of 2022.

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

The COVID-19 pandemic has, and will likely continue to have, a significant impact on the U.S. economy and businesses. The pandemic also has taxed healthcare systems both in the U.S. and around the world, resulting in disruption to or temporary suspension of certain clinical trials. The nature, extent and duration of the COVID-19 pandemic remains uncertain. Although vaccines are now being administered around the world, the time needed for businesses and healthcare systems to recover from the disruptions caused, and changes needed by businesses to adopt new working conditions remains unknown. The full impact of the pandemic on the economy, including the capital markets, remains uncertain. The prolonged adverse economic conditions could limit the Company’s access to financial resources from the capital markets and other sources. It is not possible to predict the full impact of the COVID-19 pandemic on the Company’s business and access to capital in the future. Although the Company has continued to enroll patients in the SUL-DUR phase 3 registration trial, or ATTACK trial, some clinical sites in high COVID-19 impact areas continue to experience disruptions in new patient enrollment due to redirection of resources as dictated by local conditions. Furthermore, from March 2020 to June 2020, Global Antibiotic Research and Development Partnership, or GARDP, with the Company’s full agreement, had temporarily paused patient enrollment into the zoliflodacin Phase 3 registration trial at U.S. sites and activation of new clinical trial sites in ex-U.S. regions. Although the trial resumed enrollment and site activation activities in July 2020, further disruptions may occur in the future if there are continued resurgences of the pandemic.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2020 and the notes thereto, which are included in the Company’s most recent Annual Report on Form 10-K. Since the date of those consolidated financial statements, there have been no material changes to its significant accounting policies.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2020 consolidated balance sheet was derived from audited consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are contained in the Company’s Annual Report on Form 10-K for the

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

year ended December 31, 2020, filed with the Securities and Exchange Commission, or SEC, on March 23, 2021. The interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations.

The accompanying consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other future year or period.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2021, the Company adopted the provisions of FASB ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. The adoption of the new guidance did not affect the Company’s consolidated financial statements.

3. Fair Value of Financial Instruments

The following tables set forth the Company’s assets that were accounted for at fair value on a recurring basis:

	March 31, 2021
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash equivalents:
Money market funds	$44,128	$—	$—	$44,128
Total	$44,128	$—	$—	$44,128

	December 31, 2020
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash equivalents:
Money market funds	$49,125	$—	$—	$49,125
Total	$49,125	$—	$—	$49,125

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

4. Leases

During the three months ended March 31, 2021 and 2020, the Company recorded lease expense of $0.2 million. See Note 11, Related Party Transactions, to these notes to consolidated financial statements for additional information.

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the remaining lease term at the date of adoption. One lease contains a renewal option that can extend the lease for three years. Because the Company is not reasonably certain to exercise this renewal option, the option is not considered in determining the lease term, and associated potential additional payments are excluded from lease payments. The Company elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. The Company has existing net leases in which the non-lease components (e.g., common area maintenance) are paid separately from rent based on actual costs incurred and therefore are not included in the operating lease right-of-use assets and lease liabilities and are reflected as an expense in the period incurred.

The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheets (in thousands):

	As of	As of
	March 31, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	$1,012	$1,141

Liabilities
Operating lease liabilities, current	$638	$617
Operating lease liabilities, net of current portion	535	704
Total operating lease liabilities	$1,173	$1,321

Future minimum lease payments under non-cancelable leases were as detailed below (in thousands):

Fiscal Year	As of March 31, 2021
2021 (remaining 9 months)	$537
2022	737
2023	1
Total undiscounted lease payments	1,275
Less: imputed interest	(102)
Total operating lease liabilities	$1,173

As of March 31, 2021, the weighted average remaining lease term was 1.8 years and the weighted-average incremental borrowing rate used to determine the operating lease right-of-use assets was 9.1%.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Accrued compensation and benefits	$1,483	$2,935
Accrued contract manufacturing	3,875	2,959
Accrued clinical	543	504
Accrued professional services	583	435
Accrued research	337	349
Current portion of operating lease liabilities	638	617
Other	140	106
Total accrued expenses and other current liabilities	$7,599	$7,905

6. Funding Arrangements

NIH

In June 2020, the Company entered into a contract, or NIH Contract, with the National Institute of Allergy and Infectious Diseases, or NIAID, part of the National Institutes of Health, or NIH, which was effective beginning July 1, 2020 and provides the Company with reimbursement of certain qualified expenses incurred. The initial award consists of approximately $3.0 million, with the potential to increase up to $15.5 million, and will be used to develop novel molecules from the Company’s non-β-lactam inhibitor, or NBP, platform. Funding from the contract will support research towards developing molecules with expanded Gram-negative spectrum against antibiotic resistant bacterial pathogens including E. coli, Acinetobacter, Pseudomonas and Klebsiella. The contract will be accounted for in a way that is consistent with the Company’s Government Contracts and Grant Agreements accounting policy. See Note 2, Summary of Significant Accounting Policies - Government Contracts and Grant Agreements, to the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2021 for additional information.

The Company recognized grant income in connection with the NIH contract of $0.7 million during the three months ended March 31, 2021 and no grant income during the three months ended March 31, 2020. As of March 31, 2021, the Company’s receivables for unreimbursed, eligible costs incurred under the NIH contract totaled $0.8 million, including both billed and unbilled amounts.

CARB-X

In March 2017 and October 2017, the Company entered into funding arrangements with the Trustees of Boston University to utilize funds from the U.S. government through the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, program, in support of the Company’s ETX0282CPDP and ETX0462 programs. The amount of specified research expenditures of the Company that could be covered is $18.5 million from April 2017 through May 2023. Through March 31, 2021, the Company has received $10.2 million in payments and recorded $11.6 million of grant income under these funding arrangements. The remaining $8.3 million that could be received is related to the Company’s ETX0462 program.

The Company recognized grant income in connection with the CARB-X agreements of $1.3 million and $13,000 during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, the Company’s receivables for unreimbursed, eligible costs incurred under the CARB-X agreements totaled $1.7 million and $1.1 million, respectively, including both billed and unbilled amounts.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

7. License and Collaboration Agreements

GARDP

In July 2017, the Company entered into a collaboration agreement with the Global Antibiotic Research and Development Partnership, or GARDP, for the development, manufacture and commercialization of the product candidate zoliflodacin in certain countries. Under the terms of the collaboration agreement, GARDP will use commercially reasonable endeavors to perform and fully fund the Phase 3 registration trial, including the manufacture and supply of the product candidate containing zoliflodacin, in uncomplicated gonorrhea. The Phase 3 registration trial was initiated in September 2019 with activation of U.S. sites. In March 2020, in response to the COVID-19 pandemic, GARDP, with the Company’s full agreement, had temporarily paused patient enrollment at U.S. sites and activation of new clinical trial sites in ex-U.S. regions. In July 2020, GARDP resumed patient enrollment into the Phase 3 registration trial at U.S. sites and activated new clinical trial sites in the Netherlands, Thailand and South Africa.

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

Zai Lab

In April 2018, the Company entered into a license and collaboration agreement with Zai Lab (Shanghai) Co., Ltd., or Zai Lab, pursuant to which Zai Lab licensed exclusive rights to durlobactam and sulbactam-durlobactam, or SUL-DUR, in the Asia-Pacific region, or the Zai Agreement. Under the terms of the Zai Agreement, Zai Lab will fund most of the Company’s clinical trial costs in China for SUL-DUR, including all costs in China for the Company’s Phase 3 registration trial of SUL-DUR, with the exception of Phase 3 patient drug supply. Zai Lab will conduct development activities and plan and obtain regulatory approval in a specified number of countries in the Asia-Pacific region beyond China after regulatory approval of a licensed product in China. Zai Lab is also solely responsible for commercializing licensed products in the Asia-Pacific region and will commercialize licensed products for which it has obtained regulatory approval. The Company is obligated to supply Zai Lab with the licensed products for clinical development, although Zai Lab may take over manufacturing responsibilities for its own commercialization activities within a specified time period following the effective date of the Zai Agreement.

The Company received an upfront, non-refundable payment of $5.0 million, milestone payments of $7.0 million, research support funding of $0.6 million and certain other reimbursable registration trial costs of $4.2 million, less applicable taxes of $2.1 million, from Zai Lab through March 31, 2021. During the three months ended March 31, 2021 and 2020, the Company recognized no revenue under the Zai Agreement. The Company is eligible to receive up to an aggregate of $91.0 million in additional research and development support payments and development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products. Zai Lab will pay the Company a tiered royalty equal from a high-single digit to low-double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

commercialize licensed products in the territory. Payments received for research support and reimbursable clinical trial costs are recorded as an offset to research and development expense during the period in which the qualifying expenses are incurred.

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

The Company evaluated the Zai Agreement under Topic 606 and identified two material promises: (1) an exclusive license to develop, manufacture and commercialize products containing durlobactam or SUL-DUR in the territory and (2) the initial technology transfer of licensed know-how. The Company determined that the exclusive license and initial technology transfer were not distinct from one another, as the license has limited value without the transfer of the Company’s technology and Zai Lab would incur additional costs to recreate the Company’s know-how. Therefore, the license and initial technology transfer were combined as a single performance obligation

8. Stockholders’ Equity and Stock-Based Compensation Expense

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

First Private Placement

On April 12, 2020, the Company entered into the First Securities Purchase Agreement with Innoviva, pursuant to which the Company issued and sold to Innoviva 14,000,000 newly issued shares of common stock of the Company at $2.50 per share, and warrants to purchase up to 14,000,000 shares of common stock with an exercise price per share of $2.50.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

12,677,490 shares of common stock and warrants to purchase 12,677,490 shares of the common stock for an aggregate gross purchase price of approximately $31.7 million.

As a result of the closing of both the First Private Placement and the Second Private Placement, Innoviva owned approximately 52.6% of the Company’s outstanding common stock without the exercise of the warrants.

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

Warrants

As of March 31, 2021, outstanding warrants to purchase shares of the Company’s common stock are as follows:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
1,322,510	$2.50	April 22, 2025
12,677,490	$2.50	June 11, 2025
8,672,897	$2.675	September 1, 2025
22,672,897

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

The CSPA further provides that the number of shares that may be sold pursuant to the CSPA will be limited to 2,626,165 shares, including 104,167 shares of common stock issued to Aspire as a commitment fee, which represented 19.99% of the Company’s outstanding shares of common stock as of October 21, 2019, unless stockholder approval is obtained to issue more than 19.99%. This limitation will not apply under certain circumstances specified in the CSPA. We have not sold any shares to Aspire pursuant to the CSPA during the quarter ended March 31, 2021 and there is $19.7 million remaining available under the arrangement.

Stock Incentive Plans

In September 2018, the Company’s board of directors adopted, and its stockholders approved the 2018 Equity Incentive Plan, or the 2018 Plan, which became effective on September 25, 2018, at which point no further grants will be made under the 2015 Stock Incentive Plan, or the 2015 Plan. In June 2020, the Board adopted, and its stockholders approved an amendment to the 2018 Plan, to increase the number of shares available for stock-based awards by 500,000. Under the 2018 Plan, the Company may grant incentive stock options, or ISOs, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of March 31, 2021, stock options to purchase an aggregate of 3,735,759 shares had been granted, restricted stock units, or RSUs, of 904,600 had been awarded, and 1,421,657 shares were available for future issuance under the 2018 Plan, as amended. The options issued under the 2018 Plan expire after 10 years from the grant date.

At its inception, the aggregate number of shares of the Company’s common stock available for issuance under the 2018 Plan was 2,350,000. The number of shares of the Company’s common stock reserved for issuance under the 2018 Plan automatically increases on January 1 of each year, for a period of 10 years, from January 1, 2019 continuing through January 1, 2028, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by Board. Accordingly, on January 1, 2021 and 2020, 1,465,494 and 531,662 shares were added to the number of available shares, respectively. The maximum number of shares that may be issued pursuant to the exercise of ISOs under the 2018 Plan is 7,500,000.

The maximum number of shares of the Company’s common stock subject to awards granted under the 2018 Plan or otherwise during a single calendar year to any nonemployee director, taken together with any cash fees paid by the Company to such nonemployee director during the calendar year for serving on the Board, will not exceed $500,000 in total value, or, with respect to the calendar year in which a nonemployee director is first appointed or elected to the Company’s board of directors, $800,000.

As of September 25, 2018, no additional stock awards have been or will be granted under the 2015 Plan. Although the 2015 Plan was terminated as to future awards in September 2018, it continues to govern the terms of options that remain outstanding under the 2015 Plan.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Stock Option Activity

Stock option activity under both plans during the three months ended March 31, 2021 is summarized as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value (in thousands)
Outstanding as of December 31, 2020	3,112,704	$5.58	7.76	$44
Granted	15,250	2.79
Forfeited	(78,597)	3.29
Outstanding as of March 31, 2021	3,049,357	$5.62	7.64	$19
Exercisable as of March 31, 2021	1,764,848	$5.72	7.05	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. During the three months ended March 31, 2021, the weighted-average grant date fair value per granted option was $1.95.

Restricted Stock Unit Activity

During the first quarter of 2021, the Company granted 509,500 RSUs to executives, of which 254,750 contained a performance condition. As of March 31, 2021, the performance condition was not probable of being met. Restricted stock unit activity for the three months ended March 31, 2021 is summarized as follows:

		Weighted-
		Average
	Number of	Grant Date
	Units	Fair Value
Outstanding as of December 31, 2020	395,100	$1.65
Granted	509,500	2.64
Forfeited	(42,900)	1.65
Outstanding as of March 31, 2021	861,700	$2.24

Employee Stock Purchase Plan

In September 2018, the Company’s board of directors and its stockholders approved the 2018 Employee Stock Purchase Plan, or the ESPP, which became effective as of September 25, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 140,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2019 and ending in 2028, in each case subject to the approval of the board of directors, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 250,000 shares; provided, that prior to the date of any such increase, the board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Pursuant to the terms of the 2018 Employee Stock Purchase Plan, an additional 250,000 and 132,915 shares were added to the number of available shares effective January 1, 2021 and 2020, respectively. As of March 31, 2021, no shares of common stock had been issued under the ESPP and 654,163 shares remained available for future issuance under the ESPP. No offering period under the ESPP has been set by the Company’s board of directors.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statement of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Research and development	$421	$349
General and administrative	448	436
Total stock-based compensation expense	$869	$785

The following table summarizes stock-based compensation by type of award (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Stock options	$665	$785
Restricted stock units	204	—
Total stock-based compensation expense	$869	$785

For the three months ended March 31, 2021, the restricted stock units performance obligation was not probable of being met, and as such no expense was recognized.

The following table summarizes unrecognized stock-based compensation expense as of March 31, 2021, by type of awards, and the weighted-average period over which that expense is expected to be recognized. The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

	As of March 31, 2021
	Unrecognized Expense	Weighted-average Recognition Period
	(in thousands)	(in years)
Stock options	$4,551	2.23
Restricted stock units	$998	1.56

9. Net Loss per Share

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

The following outstanding securities have been excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2021 and 2020, as they would have been anti-dilutive:

	As of March 31,
	2021	2020
Options to purchase shares of common stock	3,049,357	3,216,500
Warrants to purchase shares of common stock	22,672,897	—
Unvested restricted stock units	861,700	—
	26,583,954	3,216,500

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

10. Commitments

Lease Commitments

The Company has an operating lease agreement for its office and laboratory space with AstraZeneca. See Note 4, Leases, to these notes to consolidated financial statements for additional information.

AstraZeneca Subscription Agreement

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

11. Related Party Transactions

AstraZeneca

The Company was formed in May 2015 as a wholly owned subsidiary of AstraZeneca. Prior to the closing of the initial public offering on September 28, 2018, AstraZeneca was the sole series A preferred stockholder. Upon the closing of the initial public offering, all shares of preferred stock were converted into shares of common stock of the Company. AstraZeneca continues to maintain an ownership interest in the Company. The Company has an operating lease agreement for its office and laboratory space with AstraZeneca. See Note 4, Leases, to these notes to consolidated financial statements for additional information.

Pharmaron Beijing Co., Ltd. (China)

The Company contracts with Pharmaron Beijing Co., Ltd. (China), or Pharmaron, to provide various medicinal chemistry research, manufacturing development and clinical services related to the Company’s ongoing product candidates. The Company began utilizing Pharmaron as a service provider prior to the spin-out in 2015 (see Note 1, Organization and Description of Business, to these notes to consolidated financial statements for additional information), and this relationship has continued into 2021. In 2019, the Senior Vice President of Strategic Partnerships at Pharmaron began sharing a household with the Company’s Chief Executive Officer, and as a result the Company considers the agreements between the Company and Pharmaron to be related-party transactions. The Company recorded expense of $1.2 million and $0.9 million during the three months ended March 31, 2021 and 2020, respectively, for services rendered pursuant to multiple Pharmaron agreements. Amounts due to Pharmaron were $3.2 million and $2.0 million as of March 31, 2021 and December 31, 2020, respectively.

12. Subsequent Events

Securities Purchase Agreement

On May 3, 2021, the Company entered into a securities purchase agreement, or the Securities Purchase Agreement, with a subsidiary of Innoviva, Inc., or Innoviva, pursuant to which the Company agreed to issue and sell to Innoviva, in a private placement under the applicable Nasdaq Stock Market LLC, or Nasdaq, rules up to 10,000,000 newly issued shares of common stock, par value $0.001 per share, of the Company, or the Common Stock, and warrants,

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

or the Common Warrants, to purchase up to 10,000,000 shares of common stock, each with an exercise price per share of $2.00,  collectively the Private Placement. The Common Warrants will be exercisable immediately and will have a five-year term. Each share of Common Stock and Common Warrant, or together, the Common Unit, will be issued and sold together to Innoviva at a price per Common Unit of $2.00.

Under the Securities Purchase Agreement, the Private Placement will occur in two tranches. At the closing of the first tranche, or the First Closing, which occurred on May 3, 2021, Innoviva purchased 3,731,025 shares of the Common Stock and the Common Warrants to purchase 3,731,025 shares of common stock, for an aggregate purchase price of approximately $7.5 million. At the closing of the second tranche, or the Second Closing, subject to satisfaction of certain closing conditions, Innoviva will purchase the remaining shares of the Common Stock and Common Warrants, which is anticipated to be 6,268,975 shares of the Common Stock and the Common Warrants to purchase 6,268,975 shares of common stock for an aggregate purchase price of approximately $12.5 million.

The Company expects to receive aggregate gross proceeds from the Private Placement of $20.0 million, before deducting transaction expenses, and excluding proceeds (if any) received in connection with the exercise of any of the Common Warrants. At the effective time of the Second Closing, assuming the exercise of all of the Common Warrants, Innoviva will hold approximately 75.5% of the Company’s outstanding common stock.

The Securities Purchase Agreement contains customary representations and warranties as well as certain operating covenants applicable to the Company until the Second Closing. The Second Closing is expected to occur in the second quarter of 2021, subject to the satisfaction of certain closing conditions referenced above.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q and with our audited consolidated financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 23, 2021, or the Annual Report on Form 10-K. In addition, you should read the “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are an advanced, clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of targeted antibacterial products that address high unmet medical needs to treat serious infections caused by multidrug-resistant pathogens.

Our lead product candidate, SUL-DUR, is an intravenous, or IV, combination of sulbactam, an IV β-lactam antibiotic, and durlobactam, a novel broad-spectrum IV β-lactamase inhibitor, or BLI, that we are developing for the treatment of pneumonia and bloodstream infections caused by carbapenem-resistant Acinetobacter baumannii, or Acinetobacter. Based on current carbapenem resistance rates, we estimate there are in excess of 200,000 hospital-treated carbapenem-resistant Acinetobacter infections annually across the United States, Europe, the Middle East and China for which significant morbidity and mortality exists due to limited treatment options. We initiated ATTACK (Acinetobacter Treatment Trial Against Colistin), our single Phase 3 registration trial in April 2019 with top-line data readout expected in the second half of 2021. ATTACK is a global, multi-center trial that will evaluate approximately 120 patients with confirmed carbapenem-resistant Acinetobacter hospital-acquired pneumonia, ventilator-acquired pneumonia, ventilated pneumonia or bloodstream infections, or a combination of these. To complete the registration trial will require an enrollment of up to 170 patients with Acinetobacter infections to achieve the 120 evaluable carbapenem-resistant patients. As of May 1, 2021, we have enrolled 167 patients with Acinetobacter infections and 108 meet the criteria for inclusion in the primary efficacy arm with 16 enrolled patients pending confirmation. We believe that the data from the ATTACK trial, data from our other clinical trials of SUL-DUR and non-clinical data will be sufficient to submit an NDA to the FDA.

Our second late-stage product candidate, zoliflodacin, is a novel orally administered molecule being developed for the treatment of uncomplicated gonorrhea. The bacterial pathogen responsible for gonorrhea is Neisseria- gonorrhoeae, including multidrug-resistant strains. Intramuscular injection of ceftriaxone now represents the only U.S. Centers for Disease Control and Prevention, or CDC, recommended treatment option for the estimated 1.6 million annual cases of gonorrhea in the United States. We believe there is a growing unmet need for a single-dose oral antibiotic that will reliably treat patients with gonorrhea, including infections caused by multidrug-resistant strains of N. gonorrhoeae, which are emerging globally. The Phase 3 registration trial, initiated in September 2019, is a multi-center, open-label, noninferiority trial in approximately 1,000 enrolled patients with uncomplicated gonorrhea. Our nonprofit collaborator, GARDP, is the sponsor of the registration trial and is responsible for all trial expenses. Due to the unique challenges posed by the COVID-19 pandemic to this global clinical trial, we remain unable to provide guidance around the timeline for completion of this Phase 3 registration trial. We continue to actively assess the impact of the pandemic on the trial, in consultation with GARDP, and will update when appropriate. To date, there has been no impact to the status of our other product candidates as a result of the COVID-19 pandemic. We believe data from the Phase 3 registration trial, along with data from our other clinical trials of zoliflodacin and non-clinical data will be sufficient for submitting an NDA to the FDA.

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

Lastly, we are advancing development of a novel class of antibiotics, non-β-lactam inhibitors of penicillin binding proteins, or NBPs. We believe NBPs constitute a potential new class of Gram-negative antibacterial agents that are designed to target a broad spectrum of multidrug resistant bacterial pathogens that overcome the main source of β-lactam resistance which is driven by β-lactamase activity. This novel class of agents is designed to potentially target a broad spectrum of multidrug resistant bacterial pathogens that are part of the CDC/World Health Organization, or WHO, list of high unmet medical need of ESKAPE pathogens. We selected ETX0462 as the initial clinical candidate for this program, based on demonstrated activity against Pseudomonas and a number of high-priority biothreat pathogens combined with a strong preclinical safety profile and attractive physiochemical properties. We are currently working to complete the required pre-clinical activities by early 2022 to enable the program to advance into a Phase 1 clinical trial. In June 2020, we were awarded a contract from the National Institute of Health to support research towards developing additional NBP molecules with expanded Gram-negative spectrum from this novel class. This research program, designated NBP2, is attempting to target Klebsiella, Pseudomonas and E. coli from the ESKAPE list of pathogens. Subject to achieving pre-defined milestones, the contract is expected to sufficiently fund activities to achieve submission of an Investigational New Drug, or IND, application to the FDA.

Since our inception in May 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, conducting discovery and development activities for our programs and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. As of March 31, 2021, we have funded our operations primarily with net cash proceeds of $104.2 million from the sale of our preferred stock, net cash proceeds of $65.6 million from the sale of common stock in our initial public offering, and net cash proceeds of $57.9 million from the sale of common stock, warrants and pre-funded warrants in private placements to certain investors in 2020 and the first quarter of 2021. We have also either directly received funding or financial commitments from, or have had our program activities conducted and funded by, the U.S. government through our arrangements with NIAID, CARB-X, and the U.S. Department of Defense, or DOD, and we have received non-profit awards from GARDP and upfront and milestone payments from our license and collaboration agreement with Zai Lab.

Funding Arrangements

NIH

In June 2020, we entered into a contract with NIAID, part of the NIH, with an effective date of July 1, 2020. The contract consists of an initial award of approximately $3.0 million, with the potential to increase up to $15.5 million, that will be used to develop novel molecules from our NBP platform. Funding from the contract will support research towards developing molecules with expanded Gram-negative spectrum against antibiotic-resistant bacterial pathogens including E. coli, Acinetobacter, Pseudomonas and Klebsiella. Through March 31, 2021, we had received $1.2 million in payments and we have recorded $2.0 million of grant income under this funding arrangement.

CARB-X

In March 2017 and October 2017, we entered into funding arrangements with the Trustees of Boston University to utilize funds from the U.S. government, through the CARB-X program, for support of our ETX0282CPDP and ETX0462 programs. These funding arrangements could cover up to $18.5 million of our specified research expenditures from April 2017 through May 2023. Through March 31, 2021, we had received $10.2 million in payments and we have recorded $11.6 million of grant income under these funding arrangements. The remaining $8.3 million that could be received is related to our ETX0462 program.

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

Zai Lab

In April 2018, we entered into a license and collaboration agreement with Zai Lab pursuant to which Zai Lab licensed exclusive rights to durlobactam and SUL-DUR in the Asia-Pacific region. Under the terms of the agreement, Zai Lab will fund most of our registration trial costs in China for SUL-DUR, including all costs in China for our Phase 3 registration trial of SUL-DUR, with the exception of Phase 3 patient drug supply of licensed product. As of March 31, 2021, we have received net payments of $14.7 million, representing the $5.0 million upfront payment, $7.0 million of milestone payments, $0.6 million of research support payments and $4.2 million of certain other reimbursable registration trial costs, less applicable taxes of $2.1 million, from Zai Lab and we have recognized revenue of $12.0 million under this agreement.

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

Our direct research and development expenses are tracked on a program-by-program basis for our product candidates and preclinical program and consist primarily of external costs, such as fees paid to outside consultants, CROs, CMOs and central laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses by program also include fees incurred under service, license or option agreements. We do not allocate employee costs or facility expenses to specific programs because these costs are deployed across multiple programs and, accordingly, are not separately classified. We primarily use internal resources and our own employees for managing our preclinical development, process development, manufacturing and clinical development activities.

To date, substantially all of our research and development expenses have been related to the preclinical and clinical development of our product candidates and preclinical program. The following table shows our research and development expenses by development program and type of activity:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Direct research and development expenses by program:
SUL-DUR	$4,030	$7,409
Zoliflodacin	—	10
ETX0282CPDP	60	100
ETX0462	1,192	149
Other preclinical programs	216	110
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	3,337	3,230
Facilities, supplies and other	535	615
Total research and development expenses	$9,370	$11,623

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2021	2020	$ Change

	(in thousands)
Operating expenses:
Research and development	$9,370	$11,623	$(2,253)
General and administrative	3,307	3,780	(473)
Total operating expenses	12,677	15,403	(2,726)
Loss from operations	(12,677)	(15,403)	2,726
Other income:
Grant income	1,972	13	1,959
Interest income	4	124	(120)
Total other income	1,976	137	1,839
Net loss	$(10,701)	$(15,266)	$4,565

Research and Development Expenses

Research and development expenses were $9.4 million during the three months ended March 31, 2021, compared to $11.6 million during the three months ended March 31, 2020. The decrease of $2.3 million was primarily due to a decrease of $3.4 million in expenses related to our SUL-DUR product candidate, partially offset by increases of $1.0 million in expenses related to our ETX0462 product candidate and $0.1 million in expenses related to our preclinical program. The decrease of $3.4 million in expenses related to our SUL-DUR product candidate was primarily due to decreases of $1.7 million in clinical trial costs, $1.2 million in manufacturing costs, $0.3 million in spending related to commercial readiness and $0.2 million in NDA support. The increase of $1.0 million in expenses related to our ETX0462 product candidate was due to increases of $0.9 million in manufacturing costs and $0.1 million in preclinical expenses.

General and Administrative Expenses

General and administrative expenses were $3.3 million during the three months ended March 31, 2021, compared to $3.8 million during the three months ended March 31, 2020. The decrease of $0.5 million was driven primarily by decreases of $0.4 million in professional services expenses and $0.2 million in personnel related expenses, partially offset by an increase of $0.1 million in insurance related costs.

Other Income

Other income was $2.0 million during the three months ended March 31, 2021, compared to $0.1 million during the three months ended March 31, 2020. The increase of $1.8 million was due to an increase of $1.9 million in grant income associated with our agreements with CARB-X and NIH, offset by a decrease of $0.1 million in interest income.

Liquidity and Capital Resources

Overview

As of March 31, 2021, we had cash and cash equivalents of $44.9 million. We have funded our operations to date with the proceeds from equity securities offerings, which we have used to fund our operations. In addition, we also have received funding or financial commitments from, or have had our program activities conducted and funded by, the U.S. government through arrangements with NIAID, CARB-X, NIH and the U.S. Department of Defense, and have received non-profit awards from GARDP and upfront and milestone payments from Zai Lab.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. Our net loss was $10.7 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $195.2 million.

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

We control the timing and amount of any sales to Aspire, and we are not limited with respect to use of proceeds or by any financial or business covenants, restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the CSPA. The CSPA further provides that the number of shares that may be sold pursuant to the CSPA will be limited to 2,626,165 shares, which represented 19.99% of our outstanding shares of common stock as of October 21, 2019, unless stockholder approval is obtained to issue more than 19.99%. To date, we have not sold any shares to Aspire pursuant to the CSPA.

Innoviva, Inc. Securities Purchase Agreement

On May 3, 2021, we entered into a securities purchase agreement, or the Securities Purchase Agreement, with a subsidiary of Innoviva, Inc., or Innoviva, pursuant to which we agreed to issue and sell to Innoviva, in a private placement under the applicable Nasdaq Stock Market LLC, or Nasdaq, rules up to 10,000,000 newly issued shares of common stock, par value $0.001 per share, or the Common Stock, and warrants, or the Common Warrants, to purchase up to 10,000,000 shares of common stock, each with an exercise price per share of $2.00,  collectively the Private Placement. The Common Warrants will be exercisable immediately and will have a five-year term. Each share of Common Stock and Common Warrant, or together, the Common Unit, will be issued and sold together to Innoviva at a price per Common Unit of $2.00.

Under the Securities Purchase Agreement, the Private Placement will occur in two tranches. At the closing of the first tranche, or the First Closing, which occurred on May 3, 2021, Innoviva purchased 3,731,025 shares of the Common Stock and the Common Warrants to purchase 3,731,025 shares of common stock, for an aggregate purchase price of approximately $7.5 million. At the closing of the second tranche, or the Second Closing, subject to satisfaction of certain closing conditions, Innoviva will purchase the remaining shares of the Common Stock and Common Warrants, which is anticipated to be 6,268,975 shares of the Common Stock and the Common Warrants to purchase 6,268,975 shares of common stock for an aggregate purchase price of approximately $12.5 million.

We expect to receive aggregate gross proceeds from the Private Placement of $20.0 million, before deducting transaction expenses, and excluding proceeds (if any) received in connection with the exercise of any of the Common Warrants. At the effective time of the Second Closing, assuming the exercise of all of the Common Warrants, Innoviva will hold approximately 75.5% of our outstanding common stock.

The Securities Purchase Agreement contains customary representations and warranties as well as certain operating covenants applicable to Entasis until the Second Closing. The Second Closing is expected to occur in the second quarter of 2021, subject to the satisfaction of certain closing conditions referenced above.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net cash used in operating activities	$(10,099)	$(13,568)
Net cash (used in) provided by investing activities	(11)	15,000
Net cash provided by (used in) financing activities	1,800	(16)
Net (decrease) increase in cash and cash equivalents	$(8,310)	$1,416

Operating Activities

During the three months ended March 31, 2021, operating activities used $10.1 million of cash, resulting from our net loss of $10.7 million and net cash used by changes in operating assets and liabilities of $0.3 million, offset by non-cash charges of $0.9 million. Net cash used by changes in operating assets and liabilities for the three months ended March 31, 2021 consisted primarily of a $0.7 million increase in grants receivable, a $0.5 million decrease in accrued expenses and other liabilities, a $0.4 million increase in other assets and a $0.2 million decrease in accounts payable. These uses were partially offset by a $1.4 million decrease in prepaid expenses.

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

Investing Activities

During the three months ended March 31, 2021, net cash used in investing activities was $11,000, consisting of purchases of property, plant, and equipment.

During the three months ended March 31, 2020, net cash provided by investing activities was $15.0 million, consisting of net proceeds from maturities of short-term investments.

Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $1.8 million, which consisted of proceeds from the exercise of warrants.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

Date: May 5, 2021	By:	/s/ Manoussos Perros, Ph.D.
Manoussos Perros, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2021	By:	/s/ Michael Gutch, Ph.D.
Michael Gutch, Ph.D.
Chief Financial Officer and Chief Business Officer
(Principal Financial Officer and Principal Accounting Officer)