Form 10-Q
period 2021-06-30
Entasis Therapeutics Holdings Inc.
filed 2021-08-12
CIK 1724344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 9, 2021, the registrant had 47,310,254 shares of common stock, $0.001 par value per share, outstanding.

ENTASIS THERAPEUTICS HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative or plural of those terms, and similar expressions. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information.

Forward-looking statements include, but are not limited to, statements about:

●	the severity and duration of the impact of the COVID-19 pandemic on our business, development programs and access to capital;
●	our plans to develop and commercialize our product candidates;
●	the timing of execution of planned clinical trials and availability of data from our clinical trials;
●	our expectation that the efficacy and safety data from our ongoing and planned Phase 3 registration trials, if positive, will be sufficient to support submission of a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA;
●	our ability to obtain grants or other government funding to develop our product candidates;
●	our ability to take advantage of benefits offered by current and pending legislation related to the development of products addressing antimicrobial resistance;
●	the timing of and our ability to file, obtain and maintain regulatory filings for our product candidates;
●	the clinical utility of our product candidates and their potential advantages compared to other treatments;
●	our commercialization, marketing and distribution capabilities and strategy;
●	our ability to establish and maintain arrangements for the manufacture of our product candidates;
●	our ability to establish and maintain collaborations and to recognize the potential benefits of such collaborations;
●	our estimates regarding the market opportunities for our product candidates;
●	our intellectual property position and the duration of our patent rights;
●	our estimates regarding anticipated operating losses, needs for additional funds and capital requirements;
●	political, social and economic instability, natural disasters or public health epidemics in countries where we or our collaborators do business;
●	the substantial influence and control that Innoviva, Inc. may exert on actions requiring stockholder approval; and
●	our estimated needs for, and ability to raise additional financing, and our ability to continue as a going concern.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this document, including, among other things, those set forth in Part I, Item 1A, “Risk Factors,” in our most recent Annual Report on Form 10-K and those set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future growth. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$56,406	$53,247
Grants receivable	2,657	1,890
Prepaid expenses	2,471	4,160
Other current assets	888	835
Total current assets	62,422	60,132
Property and equipment, net	200	222
Operating lease right-of-use assets	880	1,141
Other assets	63	63
Total assets	$63,565	$61,558
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,045	$660
Accrued expenses and other current liabilities	9,099	7,905
Total current liabilities	10,144	8,565
Operating lease liabilities, net of current portion	361	704
Total liabilities	10,505	9,269
Commitments (Notes 4 and 10)
Stockholders’ equity:
Common stock, par value $0.001; 125,000,000 shares authorized and 47,310,254 and 36,637,357 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	48	37
Additional paid-in capital	260,198	236,707
Accumulated deficit	(207,186)	(184,455)
Total stockholders’ equity	53,060	52,289
Total liabilities and stockholders’ equity	$63,565	$61,558

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$9,986	$10,239	$19,356	$21,862
General and administrative	3,311	3,241	6,618	7,021
Total operating expenses	13,297	13,480	25,974	28,883
Loss from operations	(13,297)	(13,480)	(25,974)	(28,883)
Other income:
Grant income	1,264	48	3,236	62
Interest income	3	36	7	159
Total other income	1,267	84	3,243	221
Net loss	$(12,030)	$(13,396)	$(22,731)	$(28,662)
Net loss per share —basic and diluted	$(0.29)	$(0.78)	$(0.58)	$(1.89)
Weighted average common stock outstanding—basic and diluted	41,107,067	17,095,140	39,103,901	15,193,351

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Other comprehensive loss:
Net loss	$(12,030)	$(13,396)	$(22,731)	$(28,662)
Net unrealized loss on investments held	—	(28)	—	—
Comprehensive loss	$(12,030)	$(13,424)	$(22,731)	$(28,662)

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands, except share data)

Three Months Ended June 30, 2021			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of March 31, 2021	37,310,254	$38	$239,375	$(195,156)	$44,257
Stock-based compensation expense	—	—	882	—	882
Issuance of common stock in Private Placement, net of issuance costs	10,000,000	10	19,941	—	19,951
Net loss	—	—	—	(12,030)	(12,030)
Balances as of June 30, 2021	47,310,254	$48	$260,198	$(207,186)	$53,060

Six Months Ended June 30, 2021			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of December 31, 2020	36,637,357	$37	$236,707	$(184,455)	$52,289
Stock-based compensation expense	—	—	1,751	—	1,751
Issuance of common stock in Private Placement, net of issuance costs	10,000,000	10	19,941	—	19,951
Exercise of warrants	672,897	1	1,799	—	1,800
Net loss	—	—	—	(22,731)	(22,731)
Balances as of June 30, 2021	47,310,254	$48	$260,198	$(207,186)	$53,060

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands, except share data)

Three Months Ended June 30, 2020			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances as of March 31, 2020	13,291,563	$13	$176,888	$28	$(149,225)	$27,704
Stock-based compensation expense	—	—	750	—	—	750
Issuance of common stock in Private Placement, net of issuance costs	14,000,000	14	34,243	—	—	34,257
Unrealized loss on investments held	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	(13,396)	(13,396)
Balances as of June 30, 2020	27,291,563	$27	$211,881	$—	$(162,621)	$49,287

Six Months Ended June 30, 2020			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of December 31, 2019	13,291,563	$13	$176,103	$(133,959)	$42,157
Stock-based compensation expense	—	—	1,535	—	1,535
Issuance of common stock in Private Placement, net of issuance costs	14,000,000	14	34,243	—	34,257
Net loss	—	—	—	(28,662)	(28,662)
Balances as of June 30, 2020	27,291,563	$27	$211,881	$(162,621)	$49,287

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(22,731)	$(28,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	55	76
Stock-based compensation expense	1,751	1,535
Amortization and accretion of investments	—	(38)
Changes in operating assets and liabilities:
Grants receivable	(767)	991
Prepaid expenses	1,689	1,949
Other assets	208	1,347
Accounts payable	385	230
Accrued expenses and other liabilities	828	(1,992)
Net cash used in operating activities	(18,582)	(24,564)
Cash flows from investing activities:
Purchases of property and equipment	(33)	—
Proceeds from maturities of short-term investments	—	25,000
Net cash (used in) provided by investing activities	(33)	25,000
Cash flows from financing activities:
Proceeds from the issuance of common stock in Private Placement, net	19,974	34,301
Proceeds from the exercise of warrants	1,800	—
Net cash provided by financing activities	21,774	34,301
Net increase in cash and cash equivalents	3,159	34,737
Cash and cash equivalents at beginning of the year	53,247	16,034
Cash and cash equivalents at end of the year	$56,406	$50,771
Supplemental disclosure of non-cash investing and financing activities:
Financing costs included in accrued expenses and current liabilities	$23	$61

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

On April 12, 2020, the Company entered into a securities purchase agreement, or the First Securities Purchase Agreement, with Innoviva, Inc., or Innoviva, pursuant to which the Company issued and sold to Innoviva, in a private placement, 14,000,000 newly issued shares of common stock of the Company at $2.50 per share, and warrants to purchase up to 14,000,000 shares of common stock with an exercise price per share of $2.50, resulting in an aggregate gross purchase price of approximately $35.0 million, collectively, the First Private Placement. As a result of the transaction, Innoviva acquired control of the Company, owning approximately 51.3% of the Company’s common stock without giving effect to the potential exercise of its warrants.

On August 27, 2020, the Company entered into a securities purchase agreement, or the Second Securities Purchase Agreement, with the purchasers named therein, or the Investors, which included existing stockholder Innoviva. Pursuant to the Second Securities Purchase Agreement, the Company issued and sold to the Investors in a private placement (i) 8,183,878 newly issued shares of common stock of the Company at $2.675 per share, (ii) warrants to purchase an aggregate of 9,345,794 shares of common stock with an exercise price of $2.675, and (iii) pre-funded warrants, in lieu of common stock, to purchase an aggregate of 1,161,916 shares of common stock with an exercise price of $0.001 per share, resulting in aggregate gross proceeds of approximately $25.0 million, collectively, the Second Private Placement. The closing of the Second Private Placement occurred on September 1, 2020. As a result of the transaction, Innoviva owned approximately 52.6% of the Company’s common stock without giving effect to the potential exercise of its warrants.

On May 3, 2021, the Company entered into a securities purchase agreement, or the Third Securities Purchase Agreement, with a subsidiary of Innoviva, pursuant to which the Company agreed to issue and sell to Innoviva, in a private placement up to 10,000,000 newly issued shares of common stock of the Company at $2.00 per share and warrants to purchase up to 10,000,000 shares of common stock with an exercise price per share of $2.00, collectively, the Third Private Placement. The warrants will be exercisable immediately and will have a five-year term.

The Third Private Placement occurred in two tranches. At the closing of the first tranche, or the First Closing, which occurred on May 3, 2021, Innoviva purchased 3,731,025 shares of common stock and warrants to purchase up to 3,731,025 shares of common stock, for an aggregate purchase price of approximately $7.5 million. At the closing of the second tranche, or the Second Closing, which occurred on June 11, 2021, Innoviva purchased the remaining 6,268,975 shares of common stock and warrants to purchase up to 6,268,975 shares of common stock, for an aggregate purchase price of approximately $12.5 million. At the effective time of the Second Closing, Innoviva owned approximately 60.6% of the Company’s common stock without giving effect to the potential exercise of the warrants. If Innoviva were to exercise of all of the warrants, as of such date Innoviva would have held approximately 75.5% of the Company’s outstanding common stock.

Going Concern

Since its inception, the Company has incurred recurring net losses and negative cash flows from its operations. The Company has financed its operations primarily with proceeds from the sale of redeemable convertible preferred stock and the sale of its common stock. As of June 30, 2021, the Company had cash and cash equivalents of $56.4 million.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements — Going Concern, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued.

Based on the Company’s available cash resources, management expects that its existing cash and cash equivalents as of June 30, 2021 will be sufficient to enable the Company to fund its operating expenses and capital expenditure requirements through the second quarter of 2022. However, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. A failure to raise the additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations and future prospects. The Company expects to seek additional funding to sustain its future operations and while the Company has successfully raised capital in the past, the ability to raise capital in future periods is not assured. If the Company is not able to secure adequate additional funding in future periods, the Company may make reductions in certain expenditures. This may include suspending or curtailing planned activities. The Company may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs or its commercialization efforts.

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

The COVID-19 pandemic has, and will likely continue to have, a significant impact on the U.S. economy and businesses. The pandemic also has taxed healthcare systems both in the U.S. and around the world, resulting in disruption to or temporary suspension of certain clinical trials. The nature, extent and duration of the COVID-19 pandemic remains uncertain. Although vaccines are now being administered around the world, the time needed for businesses and healthcare systems to recover from the disruptions caused, and changes needed by businesses to adopt new working conditions remains unknown. The full impact of the pandemic on the economy, including the capital markets, remains uncertain. The prolonged adverse economic conditions could limit the Company’s access to financial resources from the capital markets and other sources. It is not possible to predict the full impact of the COVID-19 pandemic on the Company’s business and access to capital in the future. Despite these conditions, the Company was

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

able to complete enrollment of patients in the SUL-DUR phase 3 registration trial, or ATTACK trial in July 2021. However, COVID-19 resurgence could continue to impact study related site activities necessary for final study data collection and close out. The zoliflodacin Phase 3 registration trial continues to be negatively impacted by the continued resurgences of the pandemic at the ex-U.S. trial sites.

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2020 consolidated balance sheet was derived from audited consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission, or SEC, on March 23, 2021. The interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations.

The accompanying consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other future year or period.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

3. Fair Value of Financial Instruments

The following tables set forth the Company’s assets that were accounted for at fair value on a recurring basis:

	June 30, 2021
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash equivalents:
Money market funds	$49,131	$—	$—	$49,131
Total	$49,131	$—	$—	$49,131

	December 31, 2020
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash equivalents:
Money market funds	$49,125	$—	$—	$49,125
Total	$49,125	$—	$—	$49,125

The Company classifies its money market funds as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment.

The carrying amounts of the Company’s cash equivalents, grants receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these amounts.

4. Leases

The Company holds one significant operating lease consisting of 20,062 square feet of office and laboratory space in Waltham, Massachusetts that expires in December 2022 pursuant to a May 2015 lease with AstraZeneca, or the AZ lease, as amended in February 2018. During the three months ended June 30, 2021 and 2020, the Company recorded lease expense of $0.2 million related to the lease. During the six months ended June 30, 2021 and 2020, the Company recorded lease expense of $0.3 million related to the lease. See Note 11, Related Party Transactions, to these notes to consolidated financial statements for additional information.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheets (in thousands):

	As of	As of
	June 30, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	$880	$1,141

Liabilities
Operating lease liabilities, current	$659	$617
Operating lease liabilities, net of current portion	361	704
Total operating lease liabilities	$1,020	$1,321

Future minimum lease payments under non-cancelable leases were as detailed below (in thousands):

Fiscal Year	As of June 30, 2021
2021 (remaining 6 months)	$358
2022	737
2023	1
Total undiscounted lease payments	1,096
Less: imputed interest	(76)
Total operating lease liabilities	$1,020

As of June 30, 2021, the weighted average remaining lease term was 1.5 years and the weighted-average incremental borrowing rate used to determine the operating lease right-of-use assets was 9.1%.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Accrued contract manufacturing	$5,058	$2,959
Accrued compensation and benefits	2,292	2,935
Current portion of operating lease liabilities	659	617
Accrued professional services	343	435
Accrued clinical	332	504
Accrued research	327	349
Other	88	106
Total accrued expenses and other current liabilities	$9,099	$7,905

6. Funding Arrangements

NIH

In June 2020, the Company entered into a contract with the National Institute of Allergy and Infectious Diseases, or NIAID, part of the National Institutes of Health, or NIH, the NIH Contract, which was effective beginning July 1, 2020 and provides the Company with reimbursement of certain qualified expenses incurred. The initial award

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

consists of approximately $3.0 million, with the potential to increase up to $15.5 million, and will be used to develop novel molecules from the Company’s non-β-lactam inhibitor, or NBP, platform. Funding from the contract will support research towards developing molecules with expanded Gram-negative spectrum against antibiotic resistant bacterial pathogens including E. coli, Acinetobacter, Pseudomonas and Klebsiella. In July 2021, the Company successfully completed the first milestones for the program associated with the initial award and has been awarded the Option 1 Period of the program to proceed with further optimization, beginning August 1, 2021. This option consists of an additional $2.9 million, bringing the total award to $5.9 million. The contract will be accounted for in a way that is consistent with the Company’s Government Contracts and Grant Agreements accounting policy. See Note 2, Summary of Significant Accounting Policies - Government Contracts and Grant Agreements, to the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2021 for additional information.

The Company recognized grant income in connection with the NIH contract of $0.6 million and $1.3 million during the three and six months ended June 30, 2021, respectively, and no grant income during the three and six months ended June 30, 2020. As of June 30, 2021, the Company’s receivables for unreimbursed, eligible costs incurred under the NIH contract totaled $0.6 million, including both billed and unbilled amounts.

CARB-X

In March 2017 and October 2017, the Company entered into funding arrangements with the Trustees of Boston University to utilize funds from the U.S. government through the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, program, in support of the Company’s ETX0282CPDP and ETX0462 programs. The amount of specified research expenditures of the Company that could be covered is $18.5 million from April 2017 through May 2023. Through June 30, 2021, the Company has received $10.6 million in payments and recorded $12.2 million of grant income under these funding arrangements. The remaining $6.3 million that could be received is related to the Company’s ETX0462 program.

The Company recognized grant income in connection with the CARB-X agreements of $0.6 million and $1.9 million during the three and six months ended June 30, 2021, respectively, and $48,000 and $0.1 million during the three and six months ended June 30, 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company’s receivables for unreimbursed, eligible costs incurred under the CARB-X agreements totaled $2.0 million and $1.1 million, respectively, including both billed and unbilled amounts.

7. License and Collaboration Agreements

GARDP

In July 2017, the Company entered into a collaboration agreement with the Global Antibiotic Research and Development Partnership, or GARDP, for the development, manufacture and commercialization of the product candidate zoliflodacin in certain countries. Under the terms of the collaboration agreement, GARDP will use commercially reasonable endeavors to perform and fully fund the Phase 3 registration trial, including the manufacture and supply of the product candidate containing zoliflodacin, in uncomplicated gonorrhea. The Phase 3 registration trial was initiated in September 2019 with activation of U.S. sites. The trial was negatively impacted by the COVID-19 pandemic, resulting in a 4-month pause in enrollment in mid-2020. Although GARDP resumed patient enrollment into the Phase 3 registration trial after the pause, enrollment continues to be negatively impacted by the continued resurgences of the pandemic at the ex-U.S. trial sites.

In addition, under the collaboration agreement, the Company has granted GARDP a worldwide, fully paid, exclusive and royalty-free license, with the right to sublicense, to use its zoliflodacin technology in connection with GARDP’s development, manufacture and commercialization of zoliflodacin in low-income and specified middle-income

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Zai Lab

In April 2018, the Company entered into a license and collaboration agreement with Zai Lab (Shanghai) Co., Ltd., or Zai Lab, pursuant to which Zai Lab licensed exclusive rights to durlobactam and sulbactam-durlobactam, or SUL-DUR, in the Asia-Pacific region, or the Zai Agreement. Under the terms of the Zai Agreement, Zai Lab will fund most of the Company’s clinical trial costs in China for SUL-DUR, including all costs in China for the Company’s Phase 3 registration trial of SUL-DUR, with the exception of Phase 3 patient drug supply. Zai Lab will conduct development activities and plan and obtain regulatory approval in a specified number of countries in the Asia-Pacific region beyond China after receipt of regulatory approval of a licensed product in China. Zai Lab is also solely responsible for commercializing licensed products in the Asia-Pacific region and will commercialize licensed products for which it has obtained regulatory approval. The Company is obligated to supply Zai Lab with the licensed products for clinical development, although Zai Lab may take over manufacturing responsibilities for its own commercialization activities within a specified time period following the effective date of the Zai Agreement.

The Company received an upfront, non-refundable payment of $5.0 million, milestone payments of $7.0 million, research support funding of $0.6 million and certain other reimbursable registration trial costs of $5.0 million, less applicable taxes of $2.2 million, from Zai Lab through June 30, 2021. During the six months ended June 30, 2021 and 2020, the Company recognized no revenue under the Zai Agreement. The Company is eligible to receive up to an aggregate of $91.0 million in additional research and development support payments and development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products. Zai Lab will pay the Company a tiered royalty equal from a high-single digit to low-double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory. Payments received for research support and reimbursable clinical trial costs are recorded as an offset to research and development expense during the period in which the qualifying expenses are incurred.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

8. Stockholders’ Equity and Stock-Based Compensation Expense

Third Private Placement

On May 3, 2021, the Company entered into the Third Securities Purchase Agreement, with a subsidiary of Innoviva, pursuant to which the Company agreed to issue and sell to Innoviva up to 10,000,000 newly issued shares of common stock of the Company at $2.00 per share and warrants to purchase up to 10,000,000 shares of common stock, each with an exercise price per share of $2.00.

Third Private Placement occurred in two tranches. At the First Closing, which occurred on May 3, 2021, Innoviva purchased 3,731,025 shares of common stock and warrants to purchase 3,731,025 shares of common stock, for aggregate gross proceeds of $7.5 million. At the Second Closing, which occurred on June 11, 2021, Innoviva purchased the remaining 6,268,975 shares of common stock and warrants to purchase 6,268,975 shares of common stock, for aggregate gross proceeds of $12.5 million.

Second Private Placement

Under the Second Securities Purchase Agreement, the Company issued and sold to the investors, including Innoviva, in a private placement (i) 8,183,878 newly issued shares of common stock of the Company at $2.675 per share, (ii) warrants to purchase an aggregate of 9,345,794 shares of common stock with an exercise price of $2.675, and (iii) pre-funded warrants, in lieu of common stock, to purchase an aggregate of 1,161,916 shares of common stock, with an exercise price of $0.001 per share, resulting in aggregate gross proceeds of approximately $25.0 million. The closing of the Second Private Placement occurred on September 1, 2020.

The exercise price and the number of shares of common stock issuable upon exercise of each warrant is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock. Each warrant is exercisable from the date of issuance and has a term of five years.

First Private Placement

Under the First Securities Purchase Agreement, the Company issued and sold to Innoviva 14,000,000 shares of common stock of the Company at $2.50 per share, and warrants to purchase up to 14,000,000 shares of common stock with an exercise price per share of $2.50.

Under the First Securities Purchase Agreement, the First Private Placement occurred in two tranches. At the closing of the first tranche, which occurred on April 22, 2020, Innoviva purchased 1,322,510 shares of common stock and warrants to purchase 1,322,510 shares of common stock, for aggregate gross proceeds of approximately $3.3 million. At the closing of the second tranche, which occurred on June 11, 2020, Innoviva purchased the remaining 12,677,490 shares of common stock and warrants to purchase 12,677,490 shares of the common stock for aggregate gross proceeds of approximately $31.7 million.

At the closing of the first tranche, Innoviva and the Company entered into an investors rights agreement, or the Investor Rights Agreement, which provides that for so long as Innoviva and its affiliates hold at least 15% of the outstanding shares of the Company’s common stock on a fully-diluted basis, Innoviva shall have the right to designate two directors to the board of directors of the Company, or the Board; and for so long as Innoviva and its affiliates hold at least 8% of the outstanding shares of the Company’s common stock on a fully-diluted basis, Innoviva shall have the right to designate one director to the Board, subject to certain qualifications and conditions in the Investor Rights Agreement. The Investor Rights Agreement also provides for participation rights for Innoviva to participate pro rata in future offerings of securities by the Company.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

As a result of the closings of the three private placements, Innoviva owns approximately 60.6% of the Company’s outstanding common stock without the exercise of the warrants.

Warrants

As of June 30, 2021, outstanding warrants to purchase shares of the Company’s common stock are as follows:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
1,322,510	$2.50	April 22, 2025
12,677,490	$2.50	June 11, 2025
8,672,897	$2.675	September 1, 2025
10,000,000	$2.00	May 3, 2026
32,672,897

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

The CSPA further provides that the number of shares that may be sold pursuant to the CSPA will be limited to 2,626,165 shares, including 104,167 shares of common stock issued to Aspire as a commitment fee, which represented 19.99% of the Company’s outstanding shares of common stock as of October 21, 2019, unless stockholder approval is obtained to issue more than 19.99%. This limitation will not apply under certain circumstances specified in the CSPA. We have not sold any shares to Aspire pursuant to the CSPA during the quarter ended June 30, 2021 and there is $19.7 million remaining available under the arrangement.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Stock Incentive Plans

In September 2018, the Company’s board of directors adopted, and its stockholders approved the 2018 Equity Incentive Plan, or the 2018 Plan, which became effective on September 25, 2018, at which point no further grants will be made under the 2015 Stock Incentive Plan, or the 2015 Plan. In June 2020, the Board adopted, and its stockholders approved an amendment to the 2018 Plan, to increase the number of shares available for stock-based awards by 500,000. Under the 2018 Plan, the Company may grant incentive stock options, or ISOs, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of June 30, 2021, stock options to purchase an aggregate of 3,767,259 shares had been granted, restricted stock units, or RSUs, of 992,600 had been awarded, and 1,313,027 shares were available for future issuance under the 2018 Plan, as amended. The options issued under the 2018 Plan expire after 10 years from the grant date.

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

Stock Option Activity

Stock option activity under both plans during the six months ended June 30, 2021 is summarized as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value (in thousands)
Outstanding as of December 31, 2020	3,112,704	$5.58	7.76	$44
Granted	46,750	2.23
Forfeited	(89,467)	3.52
Outstanding as of June 30, 2021	3,069,987	$5.58	7.45	$84
Exercisable as of June 30, 2021	1,918,594	$5.73	6.92	$2

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. During the six months ended June 30, 2021, the weighted-average grant date fair value per granted option was $1.55. As described below, on July 16, 2016, the Company completed a stock option exchange program that resulted in the termination of options to purchase 1,562,752 shares of the Company’s common stock with a

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

weighted-average exercise price of $7.17 per share and in exchange issued stock options to purchase 1,148,572 shares of the Company’s common stock with an exercise price of $2.44 per share.

Restricted Stock Unit Activity

During the six months ended June 30, 2021, the Company granted 597,500 RSUs to executives and directors, of which 254,750 contained a performance condition. As of June 30, 2021, the performance condition was not probable of being met. Restricted stock unit activity for the six months ended June 30, 2021 is summarized as follows:

		Weighted-
		Average
	Number of	Grant Date
	Units	Fair Value
Outstanding as of December 31, 2020	395,100	$1.65
Granted	597,500	2.57
Forfeited	(42,900)	1.65
Outstanding as of June 30, 2021	949,700	$2.23

Employee Stock Purchase Plan

In September 2018, the Company’s board of directors and its stockholders approved the 2018 Employee Stock Purchase Plan, or the ESPP, which became effective as of September 25, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 140,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2019 and ending in 2028, in each case subject to the approval of the board of directors, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 250,000 shares; provided, that prior to the date of any such increase, the board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Pursuant to the terms of the 2018 Employee Stock Purchase Plan, an additional 250,000 and 132,915 shares were added to the number of available shares effective January 1, 2021 and 2020, respectively. As of June 30, 2021, no shares of common stock had been issued under the ESPP and 654,163 shares remained available for future issuance under the ESPP. No offering period under the ESPP has been set by the Company’s board of directors.

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statement of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$423	$349	$844	$698
General and administrative	459	401	907	837
Total stock-based compensation expense	$882	$750	$1,751	$1,535

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table summarizes stock-based compensation by type of award (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock options	$678	$750	$1,345	$1,535
Restricted stock units	204	—	406	—
Total stock-based compensation expense	$882	$750	$1,751	$1,535

For the six months ended June 30, 2021, the restricted stock units performance obligation was not probable of being met, and as such no expense was recognized.

The following table summarizes unrecognized stock-based compensation expense as of June 30, 2021, by type of awards, and the weighted-average period over which that expense is expected to be recognized. The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

	As of June 30, 2021
	Unrecognized Expense	Weighted-average Recognition Period
	(in thousands)	(in years)
Stock options	$3,943	2.13
Restricted stock units	$985	1.26

Stock Option Exchange

On June 17, 2021, the Company commenced a voluntary stock option exchange program, or the Exchange Program, to permit the Company’s eligible employees, directors and certain consultants to exchange some or all of their eligible outstanding options, or the Original Options, to purchase the Company’s common stock with an exercise price greater than or equal to $4.98 per share, whether vested or unvested, for a lesser number of new stock options, or the New Options. The New Options will be granted under the 2018 Plan on the date on which the Original Options accepted for exchange are cancelled. Participants must remain continuously employed by the Company or in continuous service to the Company through the New Option grant date. New Options will have a per share exercise price equal to the per share closing price of the Company’s common stock on the New Option grant date. The New Options will have the same vesting schedule as the Original Options for options with a remaining vesting period exceeding 12 months. For Original Options with a remaining vesting period of 12 months or less, including full vesting options, the replacement options will vest in full 12 months from the New Option grant date. In accordance with the terms and conditions of the Exchange Program, the Company closed the exchange program and accepted all exchanged outstanding options on July 16, 2021, at which time the Company’s common stock price per share was $2.44. The stock option exchange program was approved at the Company’s annual shareholder meeting on June 10, 2021.

Pursuant to the Exchange Program, 44 eligible participants elected to exchange, and the Company accepted for cancellation Original Options to purchase an aggregate of 1,562,752 shares of the Company’s common stock, representing approximately 97% of the total shares of common stock underlying the eligible Original Options. On July 16, 2021, immediately following the expiration of the exchange offer, the Company granted New Options to purchase 1,148,572 shares of common stock, pursuant to the terms of the exchange offer and the Company’s 2018 Plan.

9. Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. The Company’s potentially

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

dilutive shares, which include outstanding stock options and warrants, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following outstanding securities have been excluded from the computation of diluted weighted average shares outstanding for the three and six months ended June 30, 2021 and 2020, as they would have been anti-dilutive:

	As of June 30,
	2021	2020
Options to purchase shares of common stock	3,069,987	3,256,537
Warrants to purchase shares of common stock	32,672,897	14,000,000
Unvested restricted stock units	949,700	—
	36,692,584	17,256,537

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

Pharmaron Beijing Co., Ltd. (China)

The Company contracts with Pharmaron Beijing Co., Ltd. (China), or Pharmaron, to provide various medicinal chemistry research, manufacturing development and clinical services related to the Company’s ongoing product candidates. The Company began utilizing Pharmaron as a service provider prior to the spin-out in 2015 (see Note 1, Organization and Description of Business, to these notes to consolidated financial statements for additional information), and this relationship has continued into 2021. In 2019, the Senior Vice President of Strategic Partnerships at Pharmaron began sharing a household with the Company’s Chief Executive Officer, and as a result the Company considers the agreements between the Company and Pharmaron to be related-party transactions. The Company recorded

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

expense of $0.2 million and $0.5 million during the three months ended June 30, 2021 and 2020, respectively, and $1.5 million and $1.4 million during the six months ended June 30, 2021 and 2020, respectively, for services rendered pursuant to multiple Pharmaron agreements. Amounts due to Pharmaron were $3.5 million and $2.0 million as of June 30, 2021 and December 31, 2020, respectively.

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

Our lead product candidate, SUL-DUR, is an intravenous, or IV, combination of sulbactam, an IV β-lactam antibiotic, and durlobactam, a novel broad-spectrum IV β-lactamase inhibitor, or BLI, that we are developing for the treatment of pneumonia and bloodstream infections caused by carbapenem-resistant Acinetobacter baumannii, or Acinetobacter. Based on current carbapenem resistance rates, we estimate there are in excess of 200,000 hospital-treated carbapenem-resistant Acinetobacter infections annually across the United States, Europe, the Middle East and China for which significant morbidity and mortality exists due to limited treatment options. We initiated ATTACK (Acinetobacter Treatment Trial Against Colistin), our single Phase 3 registration trial, in April 2019 with top-line data readout expected in the second half of 2021. ATTACK is a global, multi-center trial that will evaluate approximately 120 patients with confirmed carbapenem-resistant Acinetobacter hospital-acquired pneumonia, ventilator-acquired pneumonia, ventilated pneumonia or bloodstream infections, or a combination of these. During July 2021 we completed full enrollment of the trial with more than 120 evaluable patients with confirmed carbapenem-resistant Acinetobacter infections that meet the criteria for inclusion in the primary efficacy arm. Announcement of ATTACK top-line data is now estimated in early fourth quarter 2021. We believe that the data from the ATTACK trial, data from our other clinical trials of SUL-DUR and non-clinical data will be sufficient to submit an NDA to the FDA.

Our second late-stage product candidate, zoliflodacin, is a novel orally administered molecule being developed for the treatment of uncomplicated gonorrhea. The bacterial pathogen responsible for gonorrhea is Neisseria- gonorrhoeae, including multidrug-resistant strains. Intramuscular injection of ceftriaxone now represents the only U.S. Centers for Disease Control and Prevention, or CDC, recommended treatment option for the estimated 1.6 million annual cases of gonorrhea in the United States. We believe there is a growing unmet need for a single-dose oral antibiotic that will reliably treat patients with gonorrhea, including infections caused by multidrug-resistant strains of N. gonorrhoeae, which are emerging globally. The Phase 3 registration trial, initiated in September 2019, is a multi-center, open-label, noninferiority trial in approximately 1,000 enrolled patients with uncomplicated gonorrhea. Our nonprofit collaborator, GARDP, is the sponsor of the registration trial and is responsible for all trial expenses. Due to the unique challenges posed by the COVID-19 pandemic to this global clinical trial, we remain unable to provide guidance around the timeline for completion of this Phase 3 registration trial. We continue to actively assess the impact of the pandemic on the trial, in consultation with GARDP, and will provide an update when appropriate. We believe data from the Phase 3 registration trial, along with data from our other clinical trials of zoliflodacin and non-clinical data will be sufficient for submitting an NDA to the FDA.

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

Lastly, we are advancing development of a novel class of antibiotics, non-β-lactam inhibitors of penicillin binding proteins, or NBPs. We believe NBPs constitute a potential new class of Gram-negative antibacterial agents that are designed to target a broad spectrum of multidrug resistant bacterial pathogens that overcome the main source of β-lactam resistance which is driven by β-lactamase activity. This novel class of agents is designed to potentially target a broad spectrum of multidrug resistant bacterial pathogens that are part of the CDC/World Health Organization, or WHO, list of high unmet medical need or ESKAPE pathogens. We selected ETX0462 as the initial clinical candidate for this program, a novel diazabicyclooctane with antimicrobial activity against multiple Gram-negative pathogens including Pseudomonas aeruginosa as well as a number of high-priority biothreat pathogens. We are currently working to complete the required pre-clinical activities to enable the program to advance into a Phase 1 clinical trial. In June 2020, we were awarded a contract from the National Institute of Health to support research towards developing additional NBP molecules with expanded Gram-negative spectrum from this novel class. This research program, designated NBP2, is attempting to target Klebsiella, Pseudomonas and E. coli from the ESKAPE list of pathogens. In July 2021, we successfully completed the first milestones for the program and have been awarded the Option 1 Period of the program to proceed with further optimization, beginning August 1, 2021. Subject to achieving pre-defined milestones, the contract is expected to sufficiently fund activities to achieve submission of an Investigational New Drug, or IND, application to the FDA. To date, the COVID-19 pandemic has only impacted the status of our product candidates, SUL-DUR and zoliflodacin. It has not impacted the status of our other product candidates.

Since our inception in May 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, conducting discovery and development activities for our programs and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. As of June 30, 2021, we have funded our operations primarily with net cash proceeds of $104.2 million from the sale of our preferred stock, net cash proceeds of $65.6 million from the sale of common stock in our initial public offering, and net cash proceeds of $77.9 million from the sale of common stock, warrants and pre-funded warrants in private placements to certain investors in 2020 and 2021. We have also either directly received funding or financial commitments from, or have had our program activities conducted and funded by, the U.S. government through our arrangements with NIAID, CARB-X, and the U.S. Department of Defense, or DOD, and we have received non-profit awards from GARDP and upfront and milestone payments from our license and collaboration agreement with Zai Lab.

Funding Arrangements

NIH

In June 2020, we entered into a contract with NIAID, part of the NIH, with an effective date of July 1, 2020. The contract consists of an initial award of approximately $3.0 million, with the potential to increase it up to $15.5 million, that will be used to develop novel molecules from our NBP platform. In July 2021, we successfully completed the first milestones for the program associated with the initial award and have been awarded the Option 1 Period of the program to proceed with further optimization, beginning August 1, 2021. This option consists of any additional $2.9 million, bringing the total award to $5.9 million. Funding from the contract will support research towards developing molecules with expanded Gram-negative spectrum against antibiotic-resistant bacterial pathogens including E. coli, Acinetobacter, Pseudomonas and Klebsiella. Through June 30, 2021, we had received $2.0 million in payments and we have recorded $2.6 million of grant income under this funding arrangement.

CARB-X

In March 2017 and October 2017, we entered into funding arrangements with the Trustees of Boston University to utilize funds from the U.S. government, through the CARB-X program, for support of our ETX0282CPDP and ETX0462 programs. These funding arrangements could cover up to $18.5 million of our specified research expenditures from April 2017 through May 2023. Through June 30, 2021, we had received $10.6 million in payments and we have recorded $12.2 million of grant income under these funding arrangements. The remaining $6.3 million that could be received is related to our ETX0462 program.

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

Zai Lab

In April 2018, we entered into a license and collaboration agreement with Zai Lab pursuant to which Zai Lab licensed exclusive rights to durlobactam and SUL-DUR in the Asia-Pacific region. Under the terms of the agreement, Zai Lab will fund most of our registration trial costs in China for SUL-DUR, including all costs in China for our Phase 3 registration trial of SUL-DUR, with the exception of Phase 3 patient drug supply of licensed product. As of June 30, 2021, we have received net payments of $15.5 million, representing the $5.0 million upfront payment, $7.0 million of milestone payments, $0.6 million of research support payments and $5.0 million of certain other reimbursable registration trial costs, less applicable taxes of $2.2 million, from Zai Lab and we have recognized revenue of $12.0 million under this agreement.

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

Our direct research and development expenses are tracked on a program-by-program basis for our product candidates and preclinical programs and consist primarily of external costs, such as fees paid to outside consultants, CROs, CMOs and central laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses by program also include fees incurred under service, license or option agreements. We do not allocate employee costs or facility expenses to specific programs because these costs are deployed across multiple programs and, accordingly, are not separately classified. We primarily use internal resources and our own employees for managing our preclinical development, process development, manufacturing and clinical development activities.

To date, substantially all of our research and development expenses have been related to the preclinical and clinical development of our product candidates and preclinical program. The following table shows our research and development expenses by development program and type of activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Direct research and development expenses by program:
SUL-DUR	$5,051	$6,156	$9,081	$13,564
Zoliflodacin	—	2	—	12
ETX0282CPDP	55	12	115	112
ETX0462	576	56	1,767	205
Other preclinical programs	182	193	398	303
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	3,519	3,225	6,856	6,456
Facilities, supplies and other	603	595	1,139	1,210
Total research and development expenses	$9,986	$10,239	$19,356	$21,862

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

The duration, costs and timing of clinical trials and development of our product candidates and preclinical program will depend on a variety of factors that include, but are not limited to, the following:

●	the impact of COVID-19 on clinical trial sites participating in our trials and their ability to focus on and direct resources to our trials;

●	the number of trials required for approval and any requirement for extension trials;
●	per-patient trial costs;
●	the number of patients that participate in the trials;
●	the number of sites included in the trials;
●	the countries in which the trials are conducted;
●	the length of time required to enroll eligible patients;
●	the number of doses that patients receive;
●	the drop-out or discontinuation rates of patients;
●	potential additional safety monitoring or other studies requested by regulatory agencies;
●	the duration of patient follow-up; and
●	the efficacy and safety profiles of the product candidates.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,
	2021	2020	$ Change

	(in thousands)
Operating expenses:
Research and development	$9,986	$10,239	$(253)
General and administrative	3,311	3,241	70
Total operating expenses	13,297	13,480	(183)
Loss from operations	(13,297)	(13,480)	183
Other income:
Grant income	1,264	48	1,216
Interest income	3	36	(33)
Total other income	1,267	84	1,183
Net loss	$(12,030)	$(13,396)	$1,366

Research and Development Expenses

Research and development expenses were $10.0 million during the three months ended June 30, 2021, compared to $10.2 million during the three months ended June 30, 2020. The decrease of $0.3 million was primarily due to a decrease of $1.1 million in expenses related to our SUL-DUR product candidate, partially offset by increases of $0.5 million in expenses related to our ETX0462 product candidate and $0.3 million in personnel expenses. The decrease of $1.1 million in expenses related to our SUL-DUR product candidate was primarily due to a decrease of $1.5 million in clinical trial costs, offset by an increase of $0.4 million in manufacturing costs. The increase of $0.5 million in expenses related to our ETX0462 product candidate was due to an increase of $0.5 million in manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $3.3 million during the three months ended June 30, 2021, compared to $3.2 million during the three months ended June 30, 2020. The increase of $0.1 million was driven primarily by an increase of $0.1 million in insurance related costs.

Other Income

Other income was $1.3 million during the three months ended June 30, 2021, compared to $0.1 million during the three months ended June 30, 2020. The increase of $1.2 million was due to an increase of $1.2 million in grant income associated with our agreements with CARB-X and NIH.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,
	2021	2020	$ Change

	(in thousands)
Operating expenses:
Research and development	19,356	21,862	(2,506)
General and administrative	6,618	7,021	(403)
Total operating expenses	25,974	28,883	(2,909)
Loss from operations	(25,974)	(28,883)	2,909
Other income:
Grant income	3,236	62	3,174
Interest income	7	159	(152)
Total other income	3,243	221	3,022
Net loss	$(22,731)	$(28,662)	$5,931

Research and Development Expenses

Research and development expenses were $19.4 million during the six months ended June 30, 2021, compared to $21.9 million during the six months ended June 30, 2020. The decrease of $2.5 million was primarily due to a decrease of $4.5 million in expenses related to our SUL-DUR product candidate, partially offset by increases of $1.6 million in expenses related to our ETX0462 product candidate and $0.4 million in personnel expenses. The decrease of $4.5 million in expenses related to our SUL-DUR product candidate was primarily due to decreases of $3.2 million in clinical trial costs, $0.8 million in manufacturing costs and $0.4 million in spending related to commercial readiness. The increase of $1.6 million in expenses related to our ETX0462 product candidate was due to an increase of $1.6 million in manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $6.6 million during the six months ended June 30, 2021, compared to $7.0 million during the six months ended June 30, 2020. The decrease of $0.4 million was driven primarily by decreases of $0.4 million in legal expenses and $0.3 million in personnel related expenses including stock-based compensation, offset by an increase of $0.3 million in insurance related costs.

Other Income

Other income was $3.2 million during the six months ended June 30, 2021, compared to $0.2 million during the six months ended June 30, 2020. The increase of $3.0 million was due to an increase of $3.2 million in grant income associated with our agreements with CARB-X and NIH, offset by a decrease of $0.2 million in interest income.

Liquidity and Capital Resources

Overview

As of June 30, 2021, we had cash and cash equivalents of $56.4 million. We have funded our operations to date with the proceeds from equity securities offerings. In addition, we also have received funding or financial commitments from, or have had our program activities conducted and funded by, the U.S. government through arrangements with NIAID, CARB-X, NIH and the U.S. Department of Defense, and have received non-profit awards from GARDP and upfront and milestone payments from Zai Lab.

Going Concern

Since our inception, we have incurred recurring losses and negative cash flows from operations. Our net loss was $22.7 million for the six months ended June 30, 2021 and $50.5 million for the year ended December 31, 2020. As of June 30, 2021, we had an accumulated deficit of $207.2 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through the second quarter of 2022. These conditions and events raise substantial doubt about our ability to continue as a going concern for the one-year period following the issuance of our consolidated financial statements for the quarter ended June 30, 2021. With the exception of SUL-DUR, our current funds will not be sufficient to complete all necessary development activities, or enable us to commercially launch any of our product candidates. To finance our operations beyond this point, we will need to raise additional capital, which cannot be assured. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be further diluted, which dilution may be significant such as our recent issuance and sale of our common stock to Innoviva, Inc., or Innoviva. See Note 1, Organization and Description of Business, and Note 8, Stockholders’ Equity and Stock Based Compensation Expense, in the accompanying notes to our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, manufacturing development costs, legal and other regulatory expenses, commercialization-related expenses and general administrative costs.

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

Innoviva, Inc. Securities Purchase Agreement

On May 3, 2021, we entered into a securities purchase agreement, or the Third Securities Purchase Agreement, with a subsidiary Innoviva, pursuant to which we agreed to issue and sell to Innoviva, in a private placement up to 10,000,000 newly issued shares of our common stock at $2.00 per share and warrants to purchase up to 10,000,000 shares of common stock, each with an exercise price per share of $2.00,  collectively the Third Private Placement. The warrants will be exercisable immediately and will have a five-year term.

The Third Private Placement occurred in two tranches. At the closing of the first tranche, or the First Closing, which occurred on May 3, 2021, Innoviva purchased 3,731,025 shares of common stock and warrants to purchase 3,731,025 shares of common stock, for aggregate gross proceeds of $7.5 million. At the closing of the second tranche, or the Second Closing, which occurred on June 30, 2021, Innoviva purchased the remaining 6,268,975 shares of common stock and warrants to purchase 6,268,975 shares of common stock for aggregate gross proceeds of $12.5 million.

As a result of the closings of the three private placements, Innoviva owns approximately 60.6% of the Company’s outstanding common stock, without giving effect to the potential exercise of warrants.

Registration Rights Agreements

At the First Closing, the Company and a subsidiary of Innoviva entered into a registration rights agreement, or the Registration Rights Agreement, pursuant to which, among other things, we must prepare and file with the SEC a registration statement with respect to resales of the shares of common stock and warrants purchased by Innoviva under the Third Securities Purchase Agreement within 90 days of the First Closing. We filed such registration statement on August 2, 2021.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Net cash used in operating activities	$(18,582)	$(24,564)
Net cash (used in) provided by investing activities	(33)	25,000
Net cash provided by financing activities	21,774	34,301
Net increase in cash and cash equivalents	$3,159	$34,737

Operating Activities

During the six months ended June 30, 2021, operating activities used $18.6 million of cash, resulting from our net loss of $22.7 million, offset by net cash provided by changes in operating assets and liabilities of $2.3 million and non-cash charges of $1.8 million. Net cash provided by changes in operating assets and liabilities for the six months ended June 30, 2021 consisted primarily of a $1.7 decrease in prepaid expenses, a $0.8 million increase in accrued expenses and other liabilities, a $0.4 million increase in accounts payable and a $0.2 million decrease in other assets, partially offset by a $0.8 million increase in grants receivable.

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

Investing Activities

During the six months ended June 30, 2021, net cash used in investing activities was $33,000, consisting of purchases of property, plant, and equipment.

During the six months ended June 30, 2020, net cash provided by investing activities was $25.0 million, consisting of net proceeds from maturities of short-term investments.

Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $21.8 million, which consisted of $20.0 million of proceeds from the issuance of common stock and warrants in the Third Private Placement, net of financing costs, and $1.8 million of proceeds from the exercise of warrants.

During the six months ended June 30, 2020, net cash provided by financing activities was $34.3 million, which consisted of proceeds from the second private placement, net of financing costs.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on September 28, 2018).
4.1	Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on May 3, 2021).
10.1

Securities Purchase Agreement, by and between the Company and Innoviva Strategic Opportunities LLC, dated May 3, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on May 3, 2021).

10.2

Registration Rights Agreement, by and between the Company and Innoviva Strategic Opportunities LLC, dated May 3, 2021 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on May 3, 2021).

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

ENTASIS THERAPEUTICS HOLDINGS INC.

Date: August 12, 2021	By:	/s/ Manoussos Perros, Ph.D.
Manoussos Perros, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Michael Gutch, Ph.D.
Michael Gutch, Ph.D.
Chief Financial Officer and Chief Business Officer
(Principal Financial Officer and Principal Accounting Officer)