Form 10-Q
period 2021-09-30
Entasis Therapeutics Holdings Inc.
filed 2021-11-04
CIK 1724344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the registrant had 47,637,629 shares of common stock, $0.001 par value per share, outstanding.

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

Forward-looking statements include, but are not limited to, statements about:

●	the severity and duration of the impact of the COVID-19 pandemic on our business, development programs and access to capital;
●	our plans to develop, obtain regulatory approval and commercialize our product candidates;
●	the timing of execution of planned clinical trials and availability of data from our clinical trials;
●	our expectation that the efficacy and safety data from our recently concluded and ongoing Phase 3 registration trials, if positive, will be sufficient to support submission of a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA;
●	our ability to obtain grants or other government funding to develop our product candidates;
●	our ability to take advantage of benefits offered by current and pending legislation related to the development of products addressing antimicrobial resistance;
●	the timing of and our ability to file, obtain and maintain regulatory filings for our product candidates;
●	the clinical utility of our product candidates and their potential advantages compared to other treatments;
●	our commercialization, marketing and distribution capabilities and strategy;
●	our ability to establish and maintain arrangements for the manufacture of our product candidates;
●	our ability to establish and maintain collaborations and to recognize the potential benefits of such collaborations;
●	our estimates regarding the market opportunities for our product candidates;
●	our intellectual property position and the duration of our patent rights;
●	our estimates regarding anticipated operating losses, needs for additional funds and capital requirements;
●	political, social and economic instability, natural disasters or public health epidemics in countries where we or our collaborators do business;
●	the substantial influence and control that Innoviva, Inc. may exert on actions requiring stockholder approval; and
●	our estimated needs for, and ability to raise additional financing, and our ability to continue as a going concern.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$44,124	$53,247
Grants receivable	2,967	1,890
Prepaid expenses	2,143	4,160
Other current assets	512	835
Total current assets	49,746	60,132
Property and equipment, net	213	222
Operating lease right-of-use assets	744	1,141
Other assets	63	63
Total assets	$50,766	$61,558
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,130	$660
Accrued expenses and other current liabilities	8,218	7,905
Total current liabilities	9,348	8,565
Operating lease liabilities, net of current portion	183	704
Total liabilities	9,531	9,269
Commitments (Notes 4 and 10)
Stockholders’ equity:
Common stock, par value $0.001; 125,000,000 shares authorized and 47,310,254 and 36,637,357 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	48	37
Additional paid-in capital	260,764	236,707
Accumulated deficit	(219,577)	(184,455)
Total stockholders’ equity	41,235	52,289
Total liabilities and stockholders’ equity	$50,766	$61,558

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$9,282	$9,387	$28,638	$31,249
General and administrative	4,320	3,213	10,938	10,235
Total operating expenses	13,602	12,600	39,576	41,484
Loss from operations	(13,602)	(12,600)	(39,576)	(41,484)
Other income:
Grant income	1,208	1,458	4,444	1,519
Interest income	3	9	10	170
Total other income	1,211	1,467	4,454	1,689
Net loss	$(12,391)	$(11,133)	$(35,122)	$(39,795)
Net loss per share —basic and diluted	$(0.26)	$(0.37)	$(0.84)	$(1.97)
Weighted average common stock outstanding—basic and diluted	47,310,254	29,960,219	41,869,412	20,151,570

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Other comprehensive loss:
Net loss	$(12,391)	$(11,133)	$(35,122)	$(39,795)
Net unrealized loss on investments held	—	—	—	—
Comprehensive loss	$(12,391)	$(11,133)	$(35,122)	$(39,795)

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands, except share data)

Three Months Ended September 30, 2021			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of June 30, 2021	47,310,254	$48	$260,198	$(207,186)	$53,060
Stock-based compensation expense	—	—	918	—	918
Payment of financing costs	—	—	(352)	—	(352)
Net loss	—	—	—	(12,391)	(12,391)
Balances as of September 30, 2021	47,310,254	$48	$260,764	$(219,577)	$41,235

Nine Months Ended September 30, 2021			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of December 31, 2020	36,637,357	$37	$236,707	$(184,455)	$52,289
Stock-based compensation expense	—	—	2,669	—	2,669
Issuance of common stock in Private Placement, net of issuance costs	10,000,000	10	19,941	—	19,951
Exercise of warrants	672,897	1	1,799	—	1,800
Payment of financing costs	—	—	(352)	—	(352)
Net loss	—	—	—	(35,122)	(35,122)
Balances as of September 30, 2021	47,310,254	$48	$260,764	$(219,577)	$41,235

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands, except share data)

Three Months Ended September 30, 2020			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of June 30, 2020	27,291,563	$27	$211,881	$(162,621)	$49,287
Stock-based compensation expense	—	—	664	—	664
Issuance of common stock in Private Placement, net of issuance costs	8,183,878	8	23,410	—	23,418
Net loss	—	—	—	(11,133)	(11,133)
Balances as of September 30, 2020	35,475,441	$35	$235,955	$(173,754)	$62,236

Nine Months Ended September 30, 2020			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of December 31, 2019	13,291,563	$13	$176,103	$(133,959)	$42,157
Stock-based compensation expense	—	—	2,199	—	2,199
Issuance of common stock and warrants in Private Placement, net of issuance costs	22,183,878	22	57,653	—	57,675
Net loss	—	—	—	(39,795)	(39,795)
Balances as of September 30, 2020	35,475,441	$35	$235,955	$(173,754)	$62,236

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(35,122)	$(39,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	79	109
Stock-based compensation expense	2,669	2,199
Amortization and accretion of investments	—	(38)
Changes in operating assets and liabilities:
Grants receivable	(1,077)	(279)
Prepaid expenses	2,017	993
Other assets	720	460
Accounts payable	470	(698)
Accrued expenses and other liabilities	(436)	(662)
Net cash used in operating activities	(30,680)	(37,711)
Cash flows from investing activities:
Purchases of property and equipment	(70)	—
Proceeds from maturities of short-term investments	—	25,000
Net cash (used in) provided by investing activities	(70)	25,000
Cash flows from financing activities:
Proceeds from the issuance of common stock in Private Placement, net	19,951	57,867
Proceeds from the exercise of warrants	1,800	—
Payment of financing costs	(124)	—
Net cash provided by financing activities	21,627	57,867
Net (decrease) increase in cash and cash equivalents	(9,123)	45,156
Cash and cash equivalents at beginning of the year	53,247	16,034
Cash and cash equivalents at end of the year	$44,124	$61,190
Supplemental disclosure of non-cash investing and financing activities:
Financing costs included in accrued expenses and current liabilities	$228	$211

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. Organization and Description of Business

Entasis Therapeutics Holdings Inc., or Entasis, or the Company, is an advanced, late clinical stage biopharmaceutical company focused on the discovery, development and commercialization of targeted antibacterial products that address high unmet medical needs to treat serious infections caused by multidrug-resistant pathogens. The Company has four subsidiaries: Entasis Therapeutics Limited; Entasis Therapeutics Inc.; Entasis Therapeutics Security Corporation; and Entasis Therapeutics (Ireland) Limited.

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

On May 3, 2021, the Company entered into a securities purchase agreement, or the Third Securities Purchase Agreement, with a subsidiary of Innoviva, pursuant to which the Company agreed to issue and sell to Innoviva, in a private placement up to 10,000,000 newly issued shares of common stock of the Company at $2.00 per share and warrants to purchase up to 10,000,000 shares of common stock with an exercise price per share of $2.00, collectively, the Third Private Placement. The warrants were exercisable immediately and have a five-year term.

The Third Private Placement occurred in two tranches. At the closing of the first tranche, or the First Closing, which occurred on May 3, 2021, Innoviva purchased 3,731,025 shares of common stock and warrants to purchase up to 3,731,025 shares of common stock, for an aggregate purchase price of approximately $7.5 million. At the closing of the second tranche, or the Second Closing, which occurred on June 11, 2021, Innoviva purchased the remaining 6,268,975 shares of common stock and warrants to purchase up to 6,268,975 shares of common stock, for an aggregate purchase price of approximately $12.5 million. At the effective time of the Second Closing, Innoviva owned approximately 60.6% of the Company’s common stock without giving effect to the potential exercise of the warrants. If Innoviva were to have exercised of all of its warrants, as of such date Innoviva would have held approximately 75.5% of the Company’s outstanding common stock.

Going Concern

Since its inception, the Company has incurred recurring net losses and negative cash flows from its operations. The Company has financed its operations primarily with proceeds from the sale of redeemable convertible preferred stock and the sale of its common stock. As of September 30, 2021, the Company had cash and cash equivalents of $44.1 million.

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

Based on the Company’s available cash resources, management does not expect that its existing cash and cash equivalents as of September 30, 2021 will be sufficient to enable the Company to fund its operating expenses and capital expenditure requirements through the third quarter of 2022 however management believes it will be sufficient to fund its operating expenses and capital expense requirements into the second quarter of 2022. Management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. A failure to raise the additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations and future prospects. The Company expects to seek additional funding to sustain its future operations and while the Company has successfully raised capital in the past, the ability to raise capital in future periods is not assured. If the Company is not able to secure adequate additional funding in future periods, the Company may make reductions in certain expenditures. This may include suspending or curtailing planned activities. The Company may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs or its commercialization efforts.

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

Risks and Uncertainties

As a late clinical stage company, Entasis is subject to a number of risks common to other life science companies, including, but not limited to, raising additional capital, development by its competitors of new technological innovations, risk of failure in preclinical and clinical studies, safety and efficacy of its product candidates in clinical trials, the risk of relying on external parties such as contract research organizations and contract manufacturing organizations, the regulatory approval process, market acceptance of the Company’s products once approved, lack of marketing and sales history, dependence on key personnel and protection of proprietary technology. The Company’s therapeutic programs are currently late clinical stage, spanning discovery through pre-NDA submission and will require additional research and development efforts, including the completion of Phase 3 registration trials and regulatory approval, prior to commercialization of any product candidates. These efforts require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance-reporting capabilities. There can be no assurance that the Company’s research and development activities will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that products which have successfully completed clinical trials will obtain necessary regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales. The Company may never achieve profitability, and unless and until it does, it will continue to need to raise additional capital or obtain financing from other sources, such as strategic collaborations or partnerships.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The COVID-19 pandemic has, and will likely continue to have, a significant impact on the U.S. economy and businesses. The pandemic also has taxed healthcare systems both in the U.S. and around the world, resulting in disruption to or temporary suspension of certain clinical trials. The nature, extent and duration of the COVID-19 pandemic remains uncertain. Although vaccines are now being administered around the world, the time needed for businesses and healthcare systems to recover from the disruptions caused, and changes needed by businesses to adopt new working conditions remains unknown. The full impact of the pandemic on the economy, including the capital markets, remains uncertain. The prolonged adverse economic conditions could limit the Company’s access to financial resources from the capital markets and other sources. It is not possible to predict the full impact of the COVID-19 pandemic on the Company’s business and access to capital in the future. Despite these conditions, the Company was able to complete enrollment of patients in the SUL-DUR Phase 3 registration trial, or ATTACK trial in July 2021. The zoliflodacin Phase 3 registration trial continues to enroll patients and any future impact by the continued COVID-19 pandemic at clinical trial sites cannot be estimated at this time.

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

The accompanying consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other future year or period.

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

3. Fair Value of Financial Instruments

The following tables set forth the Company’s assets that were accounted for at fair value on a recurring basis:

	September 30, 2021
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash equivalents:
Money market funds	$39,134	$—	$—	$39,134
Total	$39,134	$—	$—	$39,134

	December 31, 2020
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash equivalents:
Money market funds	$49,125	$—	$—	$49,125
Total	$49,125	$—	$—	$49,125

The Company classifies its money market funds as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment.

The carrying amounts of the Company’s cash equivalents, grants receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these amounts.

4. Leases

The Company holds one significant operating lease consisting of 20,062 square feet of office and laboratory space in Waltham, Massachusetts that expires in December 2022 pursuant to a May 2015 lease with AstraZeneca, or the AZ lease, as amended in February 2018. During the three months ended September 30, 2021 and 2020, the Company recorded lease expense of $0.2 million related to the lease. During the nine months ended September 30, 2021 and 2020, the Company recorded lease expense of $0.5 million related to the lease. See Note 11, Related Party Transactions, to these notes to consolidated financial statements for additional information.

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

The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheets (in thousands):

	As of	As of
	September 30, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	$744	$1,141

Liabilities
Operating lease liabilities, current	$681	$617
Operating lease liabilities, net of current portion	183	704
Total operating lease liabilities	$864	$1,321

Future minimum lease payments under non-cancelable leases were as detailed below (in thousands):

Fiscal Year	As of September 30, 2021
2021 (remaining 3 months)	$179
2022	737
2023	1
Total undiscounted lease payments	917
Less: imputed interest	(53)
Total operating lease liabilities	$864

As of September 30, 2021, the weighted average remaining lease term was 1.3 years and the weighted-average incremental borrowing rate used to determine the operating lease right-of-use assets was 9.1%.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Accrued compensation and benefits	$3,215	$2,935
Accrued contract manufacturing	2,270	2,959
Accrued clinical	948	504
Current portion of operating lease liabilities	681	617
Accrued professional services	644	435
Accrued research	365	349
Other	95	106
Total accrued expenses and other current liabilities	$8,218	$7,905

6. Funding Arrangements

NIH

In June 2020, the Company entered into a contract with the National Institute of Allergy and Infectious Diseases, or NIAID, part of the National Institutes of Health, or NIH, the NIH Contract, which was effective beginning July 1, 2020 and provides the Company with reimbursement of certain qualified expenses incurred. The initial award consisted of approximately $3.0 million, with the potential to increase up to $15.5 million, and will be used to develop novel molecules from the Company’s non-β-lactam inhibitor, or NBP, platform. Funding from the contract will support research towards developing molecules with expanded Gram-negative spectrum against antibiotic resistant bacterial pathogens including E. coli, Acinetobacter, Pseudomonas and Klebsiella. In July 2021, the Company successfully completed the first milestones for the program associated with the initial award and has been awarded the Option 1 Period of the program to proceed with further optimization, beginning August 1, 2021. This option consists of an additional $2.9 million, bringing the total award to $5.9 million. Through September 30, 2021, the Company has received $2.5 million in payments and recorded $3.4 million of grant income under this contract. The contract will be accounted for in a way that is consistent with the Company’s Government Contracts and Grant Agreements accounting policy. See Note 2, Summary of Significant Accounting Policies - Government Contracts and Grant Agreements, to the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2021 for additional information.

The Company recognized grant income in connection with the NIH contract of $0.8 million and $2.1 million during the three and nine months ended September 30, 2021, respectively, and $0.7 million during the three and nine months ended September 30, 2020. As of September 30, 2021, and December 31, 2020 the Company’s receivables for unreimbursed, eligible costs incurred under the NIH contract totaled $0.9 million and $0.7 million, respectively, including both billed and unbilled amounts.

CARB-X

In March 2017 and October 2017, the Company entered into funding arrangements with the Trustees of Boston University to utilize funds from the U.S. government through the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, program, in support of the Company’s ETX0282CPDP and ETX0462 programs. The amount of specified research expenditures of the Company that could be covered is $18.5 million from April 2017 through May 2023. Through September 30, 2021, the Company has received $11.0 million in payments and recorded $12.7 million of grant income under these funding arrangements. The remaining $5.8 million that could be received is related to the Company’s ETX0462 program.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The Company recognized grant income in connection with the CARB-X agreements of $0.5 million and $2.4 million during the three and nine months ended September 30, 2021, respectively, and $0.8 million during the three and nine months ended September 30, 2020. As of September 30, 2021 and December 31, 2020, the Company’s receivables for unreimbursed, eligible costs incurred under the CARB-X agreements totaled $2.0 million and $1.1 million, respectively, including both billed and unbilled amounts.

7. License and Collaboration Agreements

GARDP

In July 2017, the Company entered into a collaboration agreement with the Global Antibiotic Research and Development Partnership, or GARDP, for the development, manufacture and commercialization of the product candidate zoliflodacin in certain countries. Under the terms of the collaboration agreement, GARDP will use commercially reasonable endeavors to perform and fully fund the Phase 3 registration trial, including the manufacture and supply of the product candidate containing zoliflodacin, in uncomplicated gonorrhea. The Phase 3 registration trial was initiated in September 2019 with activation of U.S. sites. The trial was negatively impacted by the COVID-19 pandemic, resulting in a 4-month pause in enrollment in mid-2020. Although GARDP resumed patient enrollment into the Phase 3 registration trial after the pause, any future impact by the continued COVID-19 pandemic at clinical trial sites cannot be estimated at this time.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The Company received an upfront, non-refundable payment of $5.0 million, milestone payments of $7.0 million, research support funding of $0.6 million and certain other reimbursable registration trial costs of $5.4 million, less applicable taxes of $2.2 million, from Zai Lab through September 30, 2021. During the nine months ended September 30, 2021 and 2020, the Company recognized no revenue under the Zai Agreement. The Company is eligible to receive up to an aggregate of $91.0 million in additional research and development support payments and development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products. Zai Lab will pay the Company a tiered royalty equal from a high-single digit to low-double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory. Payments received for research support and reimbursable clinical trial costs are recorded as an offset to research and development expense during the period in which the qualifying expenses are incurred.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

At-the-Market Facility

In August 2021, the Company entered into a Controlled Equity Offering Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co, or Cantor, for the offer and sale of up to $17.5 million of its common stock at the then current market prices in amounts to be determined from time to time. There were no sales under this program through September 30, 2021.

Warrants

As of September 30, 2021, outstanding warrants to purchase shares of the Company’s common stock are as follows:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
1,322,510	$2.50	April 22, 2025
12,677,490	$2.50	June 11, 2025
8,672,897	$2.675	September 1, 2025
10,000,000	$2.00	May 3, 2026
32,672,897

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Aspire Common Stock Purchase Agreement

In October 2019, the Company entered into a common stock purchase agreement, or CSPA, with Aspire Capital Fund, LLC, or Aspire, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire is committed to purchase up to an aggregate of $20.0 million of shares of the Company’s common stock over the 30-month term of the CSPA. In advance of the Company’s entry into the Sales Agreement with Cantor, the Company and Aspire agreed to terminate the CSPA. The CSPA was terminated without liability of either party to the other.

Stock Incentive Plans

In September 2018, the Company’s board of directors adopted, and its stockholders approved the 2018 Equity Incentive Plan, or the 2018 Plan, which became effective on September 25, 2018, at which point no further grants will be made under the 2015 Stock Incentive Plan, or the 2015 Plan. In June 2020, the Board adopted, and its stockholders approved an amendment to the 2018 Plan, to increase the number of shares available for stock-based awards by 500,000. Under the 2018 Plan, the Company may grant incentive stock options, or ISOs, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of September 30, 2021, stock options to purchase an aggregate of 5,183,885 shares had been granted, restricted stock units, or RSUs, of 992,600 had been awarded, and 1,469,103 shares were available for future issuance under the 2018 Plan, as amended. The options issued under the 2018 Plan expire after 10 years from the grant date.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Stock Option Activity

Stock option activity under both plans during the nine months ended September 30, 2021 is summarized as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value (in thousands)
Outstanding as of December 31, 2020	3,112,704	$5.58	7.76	$44
Granted	1,463,376	2.44
Forfeited and expired	(1,656,419)	6.97
Outstanding as of September 30, 2021	2,919,661	$3.21	8.58	$1,578
Exercisable as of September 30, 2021	923,730	$3.86	6.75	$115

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. During the nine months ended September 30, 2021, the weighted-average grant date fair value per granted option was $4.07. As described below, on July 16, 2016, the Company completed a stock option exchange program that resulted in the termination of options to purchase 1,562,752 shares of the Company’s common stock with a weighted-average exercise price of $7.17 per share and in exchange issued stock options to purchase 1,148,572 shares of the Company’s common stock with an exercise price of $2.44 per share.

Restricted Stock Unit Activity

During the nine months ended September 30, 2021, the Company granted 597,500 RSUs to executives and directors, of which 254,750 contained a performance condition. As of September 30, 2021, the performance condition was not probable of being met. Restricted stock unit activity for the nine months ended September 30, 2021 is summarized as follows:

		Weighted-
		Average
	Number of	Grant Date
	Units	Fair Value
Outstanding as of December 31, 2020	395,100	$1.65
Granted	597,500	2.57
Forfeited	(48,650)	1.65
Outstanding as of September 30, 2021	943,950	$2.23

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Employee Stock Purchase Plan

In September 2018, the Company’s board of directors and its stockholders approved the 2018 Employee Stock Purchase Plan, or the ESPP, which became effective as of September 25, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 140,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2019 and ending in 2028, in each case subject to the approval of the board of directors, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 250,000 shares; provided, that prior to the date of any such increase, the board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Pursuant to the terms of the 2018 Employee Stock Purchase Plan, an additional 250,000 and 132,915 shares were added to the number of available shares effective January 1, 2021 and 2020, respectively. As of September 30, 2021, no shares of common stock had been issued under the ESPP and 654,163 shares remained available for future issuance under the ESPP. No offering period under the ESPP has been set by the Company’s board of directors.

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statement of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$449	$330	$1,293	$1,027
General and administrative	469	334	1,376	1,172
Total stock-based compensation expense	$918	$664	$2,669	$2,199

The following table summarizes stock-based compensation by type of award (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock options	$717	$664	$2,061	$2,199
Restricted stock units	201	—	608	—
Total stock-based compensation expense	$918	$664	$2,669	$2,199

For the nine months ended September 30, 2021, the restricted stock units performance obligation was not probable of being met, and as such no expense was recognized.

The following table summarizes unrecognized stock-based compensation expense as of September 30, 2021, by type of awards, and the weighted-average period over which that expense is expected to be recognized. The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

	As of September 30, 2021
	Unrecognized Expense	Weighted-average Recognition Period
	(in thousands)	(in years)
Stock options	$2,229	1.94
Restricted stock units	$774	0.89

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Pursuant to the Exchange Program, 44 eligible participants elected to exchange, and the Company accepted for cancellation Original Options to purchase an aggregate of 1,562,752 shares of the Company’s common stock, representing approximately 97% of the total shares of common stock underlying the eligible Original Options. On July 16, 2021, immediately following the expiration of the exchange offer, the Company granted New Options to purchase 1,148,572 shares of common stock, pursuant to the terms of the exchange offer and the Company’s 2018 Plan. In addition to the grant date fair value of the original awards, the Company will recognize incremental expense of approximately $0.3 M over the remaining service periods of the replacement awards.

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

The following outstanding securities have been excluded from the computation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2021 and 2020, as they would have been anti-dilutive:

	As of September 30,
	2021	2020
Options to purchase shares of common stock	2,919,661	3,107,671
Warrants to purchase shares of common stock	32,672,897	24,507,710
Unvested restricted stock units	943,950	—
	36,536,508	27,615,381

10. Commitments

Lease Commitments

The Company has an operating lease agreement for its office and laboratory space with AstraZeneca. See Note 4, Leases, to these notes to consolidated financial statements for additional information.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Pharmaron Beijing Co., Ltd. (China)

The Company contracts with Pharmaron Beijing Co., Ltd. (China), or Pharmaron, to provide various medicinal chemistry research, manufacturing development and clinical services related to the Company’s ongoing product candidates. The Company began utilizing Pharmaron as a service provider prior to the spin-out in 2015 (see Note 1, Organization and Description of Business, to these notes to consolidated financial statements for additional information), and this relationship has continued into 2021. In 2019, the Senior Vice President of Strategic Partnerships at Pharmaron began sharing a household with the Company’s Chief Executive Officer, and as a result the Company considers the agreements between the Company and Pharmaron to be related-party transactions. The Company recorded expense of $1.5 million and $2.1 million during the three months ended September 30, 2021 and 2020, respectively, and $3.0 million and $3.4 million during the nine months ended September 30, 2021 and 2020, respectively, for services rendered pursuant to multiple Pharmaron agreements. Amounts due to Pharmaron were $1.0 million and $2.0 million as of September 30, 2021 and December 31, 2020, respectively.

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

Our lead product candidate, SUL-DUR, is an intravenous, or IV, combination of sulbactam, an IV β-lactam antibiotic, and durlobactam, a novel broad-spectrum IV β-lactamase inhibitor, or BLI, that we are developing for the treatment of pneumonia and bloodstream infections caused by carbapenem-resistant Acinetobacter baumannii, or Acinetobacter. Based on current carbapenem resistance rates, we estimate there are in excess of 200,000 hospital-treated carbapenem-resistant Acinetobacter infections annually across the United States, Europe, the Middle East and China for which significant morbidity and mortality exists due to limited treatment options. We initiated ATTACK (Acinetobacter Treatment Trial Against Colistin), our single Phase 3 registration trial, in April 2019 and announced positive top-line Phase 3 data in October 2021. ATTACK enrolled 207 patients at 95 clinical sites in 16 countries. This was a two-part trial with Part A being the randomized, comparative portion (SUL-DUR vs colistin) in patients with documented Acinetobacter hospital-acquired bacterial pneumonia (HABP), ventilator-associated bacterial pneumonia (VABP), ventilated pneumonia (VP), or bacteremia, and Part B being an open-labeled portion including Acinetobacter infections resistant to or failed colistin or polymyxin B treatment. Baseline Acinetobacter isolates tested were 95% carbapenem resistant.

SUL-DUR met the primary efficacy endpoint of 28-day all-cause mortality compared to colistin in the CRABC m-MITT population of Part A. SUL-DUR mortality was 19.0% (12/63) compared to 32.3% (20/62) in the colistin arm (treatment difference of -13.2%; 95% CI: -30.0, 3.5). Similar trends were demonstrated in 28-day and 14-day all-cause mortality favoring SUL-DUR across all study populations evaluated to date. A statistically significant difference in clinical cure at Test of Cure (TOC) was observed with 61.9% in SUL-DUR arm compared to 40.3% in the colistin arm (95% CI 2.9-40.3). In Part B, the 28-day all-cause mortality was 17.9% (5/28) and consistent with that observed in Part A.

Safety analyses from a total of 177 patients suggested that SUL-DUR was generally well-tolerated with a favorable safety profile compared to colistin. SUL-DUR met the primary safety objective with a statistically significant reduction in nephrotoxicity as measured by the RIFLE classification. SUL-DUR nephrotoxicity was 13.2% (12/91) versus 37.6% (32/85) in the colistin arm (p = 0. 0002). Overall adverse events (AEs) in the safety population were comparable between treatment groups with 87.9% (80/91) in the SUL-DUR arm vs. 94.2% (81/86) in the colistin arm in Part A, 89.3% (25/28) in Part B. Drug related AEs were 12.1% (10.7% in Part B) with SUL-DUR compared to 30.2% with colistin. The most common non-infectious AEs (≥10%) in the SUL-DUR arm were diarrhea (16.5%), allergic and hypersensitivity reactions (16.5%), anemia (13.2%) and hypokalemia (12.1%) in Part A. These AEs were also >10% in the colistin arm as was acute kidney injury.

We believe that the data from the ATTACK trial, data from our other clinical trials of SUL-DUR and non-clinical data will be sufficient to submit an NDA to the FDA.

Our second late-stage product candidate, zoliflodacin, is a novel orally administered molecule being developed for the treatment of uncomplicated gonorrhea. The bacterial pathogen responsible for gonorrhea is Neisseria- gonorrhoeae, including multidrug-resistant strains. Intramuscular injection of ceftriaxone now represents the only U.S. Centers for Disease Control and Prevention, or CDC, recommended treatment option for the estimated 1.6 million annual cases of gonorrhea in the United States. We believe there is a growing unmet need for a single-dose oral antibiotic that will reliably treat patients with gonorrhea, including infections caused by multidrug-resistant strains of N. gonorrhoeae, which are emerging globally. The Phase 3 registration trial, initiated in September 2019, is a multi-center, open-label, noninferiority trial in approximately 1,000 enrolled patients with uncomplicated gonorrhea. Our nonprofit collaborator, GARDP, is the sponsor of the registration trial and is responsible for all trial expenses. As of September 30, 2021, 12 clinical trial sites across the U.S., Netherlands, South Africa and Thailand, are activated and actively enrolling patients. Despite the ongoing challenges with the COVID-19 pandemic, we have observed an increase in the enrollment rate during the past quarter, however we currently remain unable to provide guidance around the timeline for completion of the Phase 3 registration trial. In consultation with GARDP we will provide more detailed guidance when appropriate. We believe data from the Phase 3 registration trial, along with data from our other clinical trials of zoliflodacin and non-clinical data will be sufficient for submitting an NDA to the FDA.

We are also developing ETX0282CPDP for the treatment of complicated urinary tract infections, or cUTIs, including those caused by multidrug-resistant Enterobacteriaceae. ETX0282CPDP is an oral combination of ETX0282 with cefpodoxime proxetil. We believe there is a significant unmet need for new oral antibiotics to reliably treat the estimated 3 to 4 million patients diagnosed annually with cUTIs. We have reported preliminary Phase 1 trial results, and subsequently demonstrated that an extended release tablet formulation achieved preclinical proof-of-concept of the desired pharmacokinetic profile both in vitro and in non-human primates. Having successfully completed the initial Phase 1 studies and preclinical work to deliver a formulation with the desired extended release profile, we are currently prioritizing our resources on preparing for NDA submission and supporting the ongoing Phase 3 registration trial for zoliflodacin, while we evaluate options for further clinical development of ETX0282CPDP.

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

Since our inception in May 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, conducting discovery and development activities for our programs and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. As of September 30, 2021, we have funded our operations primarily with net cash proceeds of $104.2 million from the sale of our preferred stock, net cash proceeds of $65.6 million from the sale of common stock in our initial public offering, and net cash proceeds of $77.9 million from the sale of common stock, warrants and pre-funded warrants in private placements to certain investors in 2020 and 2021. We have also either directly received funding or financial commitments from, or have had our program activities conducted and funded by, the U.S. government through our arrangements with NIAID, CARB-X, and the U.S. Department of Defense, or DOD, and we have received non-profit awards from GARDP and upfront and milestone payments from our license and collaboration agreement with Zai Lab.

Funding Arrangements

NIH

In June 2020, we entered into a contract with NIAID, part of the NIH, with an effective date of July 1, 2020. The contract consists of an initial award of approximately $3.0 million, with the potential to increase it up to $15.5 million, that will be used to develop novel molecules from our NBP platform. In July 2021, we successfully completed the first milestones for the program associated with the initial award and have been awarded the Option 1 Period of the program to proceed with further optimization, beginning August 1, 2021. This option consists of any additional $2.9 million, bringing the total award to $5.9 million. Funding from the contract will support research towards developing molecules with expanded Gram-negative spectrum against antibiotic-resistant bacterial pathogens including E. coli, Acinetobacter, Pseudomonas and Klebsiella. Through September 30, 2021, we had received $2.5 million in payments and we have recorded $3.4 million of grant income under this funding arrangement.

CARB-X

In March 2017 and October 2017, we entered into funding arrangements with the Trustees of Boston University to utilize funds from the U.S. government, through the CARB-X program, for support of our ETX0282CPDP and ETX0462 programs. These funding arrangements could cover up to $18.5 million of our specified research expenditures from April 2017 through May 2023. Through September 30, 2021, we had received $11.0 million in payments and we have recorded $12.7 million of grant income under these funding arrangements. The remaining $7.5 million that could be received is related to our ETX0462 program.

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

Zai Lab

In April 2018, we entered into a license and collaboration agreement with Zai Lab pursuant to which Zai Lab licensed exclusive rights to durlobactam and SUL-DUR in the Asia-Pacific region. Under the terms of the agreement, Zai Lab will fund most of our registration trial costs in China for SUL-DUR, with the exception of Phase 3 patient drug supply of licensed product. As of September 30, 2021, we have received net payments of $15.9 million, representing the $5.0 million upfront payment, $7.0 million of milestone payments, $0.6 million of research support payments and $5.4 million of certain other reimbursable registration trial costs, less applicable taxes of $2.2 million, from Zai Lab and we have recognized revenue of $12.0 million under this agreement.

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

To date, substantially all of our research and development expenses have been related to the preclinical and clinical development of our product candidates and preclinical program. The following table shows our research and development expenses by development program and type of activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Direct research and development expenses by program:
SUL-DUR	$4,672	$5,207	$13,754	$18,771
Zoliflodacin	16	19	11	31
ETX0282CPDP	—	—	115	30
ETX0462	405	635	2,172	840
Other preclinical programs	193	137	592	523
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	3,416	2,836	10,272	9,292
Facilities, supplies and other	580	553	1,722	1,762
Total research and development expenses	$9,282	$9,387	$28,638	$31,249

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,
	2021	2020	$ Change

	(in thousands)
Operating expenses:
Research and development	$9,282	$9,387	$(105)
General and administrative	4,320	3,213	1,107
Total operating expenses	13,602	12,600	1,002
Loss from operations	(13,602)	(12,600)	(1,002)
Other income:
Grant income	1,208	1,458	(250)
Interest income	3	9	(6)
Total other income	1,211	1,467	(256)
Net loss	$(12,391)	$(11,133)	$(1,258)

Research and Development Expenses

Research and development expenses were $9.3 million during the three months ended September 30, 2021, compared to $9.4 million during the three months ended September 30, 2020. The decrease of $0.1 million was primarily due to a decrease of $0.5 million in expenses related to our SUL-DUR product candidate and a decrease of $0.2 million in expenses related to our ETX0462 product candidate, partially offset by an increase of $0.6 million in personnel expenses. The decrease of $0.5 million in expenses related to our SUL-DUR product candidate was primarily due to a decrease of $0.3 million in clinical trial costs and $0.3 million in manufacturing costs. The decrease of $0.2 million in expenses related to our ETX0462 product candidate was due to a decrease of $0.2 million in manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $4.3 million during the three months ended September 30, 2021, compared to $3.2 million during the three months ended September 30, 2020. The increase of $1.1 million was driven primarily by increases of $0.3 million in legal costs, $0.3 million in personnel costs, $0.2 million in consulting costs and $0.1 million in insurance related costs.

Other Income

Other income was $1.2 million during the three months ended September 30, 2021, compared to $1.5 million during the three months ended September 30, 2020. The decrease of $0.3 million was due to a decrease of $0.3 million in grant income associated with our agreements with CARB-X and NIH.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,
	2021	2020	$ Change

	(in thousands)
Operating expenses:
Research and development	28,638	31,249	(2,611)
General and administrative	10,938	10,235	703
Total operating expenses	39,576	41,484	(1,908)
Loss from operations	(39,576)	(41,484)	1,908
Other income:
Grant income	4,444	1,519	2,925
Interest income	10	170	(160)
Total other income	4,454	1,689	2,765
Net loss	$(35,122)	$(39,795)	$4,673

Research and Development Expenses

Research and development expenses were $28.6 million during the nine months ended September 30, 2021, compared to $31.2 million during the nine months ended September 30, 2020. The decrease of $2.6 million was primarily due to a decrease of $5.0 million in expenses related to our SUL-DUR product candidate, partially offset by increases of $1.3 million in expenses related to our ETX0462 product candidate and $1.0 million in personnel expenses. The decrease of $5.0 million in expenses related to our SUL-DUR product candidate was primarily due to decreases of $3.5 million in clinical trial costs and $1.2 million in manufacturing costs. The increase of $1.3 million in expenses related to our ETX0462 product candidate was due to an increase of $1.3 million in manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $10.9 million during the nine months ended September 30, 2021, compared to $10.2 million during the nine months ended September 30, 2020. The increase of $0.7 million was driven primarily by increases of $0.4 million in insurance expenses and $0.3 million professional services costs.

Other Income

Other income was $4.5 million during the nine months ended September 30, 2021, compared to $1.7 million during the nine months ended September 30, 2020. The increase of $2.8 million was due to an increase of $3.0 million in grant income associated with our agreements with CARB-X and NIH, offset by a decrease of $0.2 million in interest income.

Liquidity and Capital Resources

Overview

As of September 30, 2021, we had cash and cash equivalents of $44.1 million. We have funded our operations to date with the proceeds from equity securities offerings. In addition, we also have received funding or financial commitments from, or have had our program activities conducted and funded by, the U.S. government through arrangements with NIAID, CARB-X, NIH and the U.S. Department of Defense, and have received non-profit awards from GARDP and upfront milestone and cost reimbursement payments from Zai Lab.

Going Concern

Since our inception, we have incurred recurring losses and negative cash flows from operations. Our net loss was $35.1 million for the nine months ended September 30, 2021 and $50.5 million for the year ended December 31, 2020. As of September 30, 2021, we had an accumulated deficit of $219.6 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates. Based on our current operating plan, we do not believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through the third quarter of 2022 however we believe it will be sufficient to fund our operating expenses and capital expense requirements into the second quarter of 2022. These conditions and events raise substantial doubt about our ability to continue as a going concern for the one-year period following the issuance of our consolidated financial statements for the quarter ended September 30, 2021. To finance our operations beyond this point, we will need to raise additional capital, which cannot be assured. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be further diluted, which dilution may be significant such as our recent issuance and sale of our common stock to Innoviva, Inc., or Innoviva. See Note 1, Organization and Description of Business, and Note 8, Stockholders’ Equity and Stock Based Compensation Expense, in the accompanying notes to our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

At-the-Market Facility

In August 2021, we entered into a Controlled Equity Offering Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co, or Cantor, for the offer and sale of up to $17.5 million of its common stock at the then current market prices in amounts to be determined from time to time. There have been no sales under this program through September 30, 2021.

Aspire Common Stock Purchase Agreement

In October 2019, we entered into a common stock purchase agreement, or CSPA, with Aspire Capital Fund, LLC, or Aspire, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire is committed to purchase up to an aggregate of $20.0 million of shares of the Company’s common stock over the 30-month term of the CSPA. In advance of our entry into the Sales Agreement with Cantor, we agreed with Aspire to terminate the CSPA. The CSPA was terminated without liability of either party to the other.

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

As a result of the closings of the three private placements, Innoviva owns approximately 60.6% of our outstanding common stock, without giving effect to the potential exercise of warrants.

Registration Rights Agreements

At the First Closing, we entered into a registration rights agreement with a subsidiary of Innoviva, or the Registration Rights Agreement, pursuant to which, among other things, we must prepare and file with the SEC a registration statement with respect to resales of the shares of common stock and warrants purchased by Innoviva under the Third Securities Purchase Agreement within 90 days of the First Closing. We filed such registration statement on August 2, 2021.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net cash used in operating activities	$(30,683)	$(37,711)
Net cash (used in) provided by investing activities	(70)	25,000
Net cash provided by financing activities	21,630	57,867
Net (decrease) increase in cash and cash equivalents	$(9,123)	$45,156

Operating Activities

During the nine months ended September 30, 2021, operating activities used $30.7 million of cash, resulting from our net loss of $35.1 million, offset by net cash provided by changes in operating assets and liabilities of $1.7 million and non-cash charges of $2.7 million. Net cash provided by changes in operating assets and liabilities for the nine months ended September 30, 2021 consisted primarily of a $2.0 decrease in prepaid expenses, a $0.7 million increase in other assets and a $0.5 million increase in accounts payable, partially offset by a $1.1 million increase in grants receivable and a $0.4 increase in accrued expenses and other liabilities.

During the nine months ended September 30, 2020, operating activities used $37.7 million of cash, resulting from our net loss of $39.8 million and net cash used by changes in operating assets and liabilities of $0.2 million, offset by noncash charges of $2.3 million. Net cash used by changes in operating assets and liabilities for the nine months ended September 30, 2020 consisted primarily of a $0.7 million decrease in accounts payable, a $0.7 million decrease in accrued expenses and other liabilities, and a $0.3 million increase in grants receivable. These uses were partially offset by a $1.0 million decrease in prepaid expenses and a $0.5 million decrease in other assets.

Investing Activities

During the nine months ended September 30, 2021, net cash used in investing activities was $70,000, consisting of purchases of property and equipment.

During the nine months ended September 30, 2020, net cash provided by investing activities was $25.0 million, consisting of net proceeds from maturities of short-term investments.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $21.6 million, which consisted of $20.0 million of proceeds from the issuance of common stock and warrants in the Third Private Placement, net of financing costs, and $1.8 million of proceeds from the exercise of warrants, offset by payments of financing costs of $0.1 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

Date: November 4, 2021	By:	/s/ Manoussos Perros, Ph.D.
Manoussos Perros, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Michael Gutch, Ph.D.
Michael Gutch, Ph.D.
Chief Financial Officer and Chief Business Officer
(Principal Financial Officer and Principal Accounting Officer)