Form 10-K
period 2021-12-31
Entasis Therapeutics Holdings Inc.
filed 2022-03-03
CIK 1724344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant was approximately $28.6 million, based on the closing price of the registrant’s common stock on The Nasdaq Global Market on June 30, 2021 of $2.67 per share. The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. The determination of affiliate status is not a determination for other purposes.

As of February 25, 2022, there were 47,851,779 shares of common stock outstanding.

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

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative or plural of those terms, and similar expressions. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. Forward-looking statements include, but are not limited to, statements about:

●	the severity and duration of the impact of the COVID-19 pandemic on our business, development programs and access to capital;
●	our plans to develop and commercialize our product candidates;
●	the timing of execution of planned clinical trials and the availability of data from our clinical trials;
●	our expectation that the efficacy and safety data from our Phase 3 registration trials, if positive, will be sufficient to support submission of a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA;
●	our ability to obtain grants or other government funding to develop our product candidates;
●	our ability to take advantage of benefits offered by current and pending legislation related to the development of products addressing antimicrobial resistance;
●	the timing of and our ability to file, obtain and maintain regulatory filings for our product candidates;
●	the clinical utility of our product candidates and their potential advantages compared to other treatments;
●	our commercialization, marketing and distribution capabilities and strategy;
●	our ability to establish and maintain arrangements for the manufacture of our product candidates;
●	our ability to establish and maintain collaborations and to recognize the potential benefits of such collaborations;
●	our estimates regarding the market opportunities for our product candidates;
●	our intellectual property position and the duration of our patent rights;
●	our estimates regarding anticipated operating losses, needs for additional funds and capital requirements and our ability to obtain such financing;
●	political, social and economic instability, natural disasters or public health epidemics in countries where we or our collaborators do business;
●	the substantial influence and control that Innoviva, Inc. and its affiliates, or Innoviva, may exert on actions requiring stockholder vote; and
●	our estimated needs for and ability to raise additional financing, and our ability to continue as a going concern.

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

PART I

Item 1. BUSINESS

Overview

We are an advanced, late clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of targeted antibacterial products that address high unmet medical needs to treat serious infections caused by multidrug-resistant pathogens. On February 1, 2022. our Board of Directors received a preliminary, non-binding proposal from our majority stockholder, Innoviva Inc., or Innoviva, to acquire all the outstanding equity securities of the Company that are not currently owned by Innoviva for a per share consideration of $1.80, payable in cash. The offer letter delivered by Innoviva to our Board of Directors is publicly available in the Schedule 13D amendment dated February 1, 2022, filed by Innoviva with the Securities and Exchange Commission, or SEC. Our Board of Directors, which does not include any members appointed by or affiliated with Innoviva, has retained MTS Health Partners, L.P. and Covington & Burling, LLP to explore alternatives and to assist the Board of Directors in its evaluation of the proposal consistent with its fiduciary duties.

Our lead product candidate, sulbactam-durlobactam, or SUL-DUR, is an intravenous, or IV, combination of sulbactam, an IV β-lactam antibiotic, and durlobactam, a novel broad-spectrum IV β-lactamase inhibitor, or BLI, that we are developing for the treatment of pneumonia and bloodstream infections caused by carbapenem-resistant Acinetobacter baumannii, or Acinetobacter. Based on current carbapenem resistance rates, we estimate there are in excess of 250,000 hospital-treated carbapenem-resistant Acinetobacter infections annually across the United States, Europe, the Middle East and China for which significant morbidity and mortality exists due to limited treatment options. We initiated ATTACK (Acinetobacter Treatment Trial Against Colistin), our single Phase 3 registration trial in 2019, and announced positive top-line Phase 3 data in October 2021 demonstrating that the primary efficacy and safety objectives had been achieved. Specifically, the results indicated non-inferiority in 28-day all-cause mortality in patients with carbapenem-resistant Acinetobacter infections and a statistically significant higher clinical cure rate compared to colistin. SUL-DUR also had a favorable safety profile when compared to colistin with a statistically significant reduction in nephrotoxicity. Based on the success of ATTACK and the totality of the SUL-DUR preclinical and clinical data, we also announced our intention to file a new drug application, or NDA, with the United States Food and Drug Administration, or FDA, in mid-2022. SUL-DUR has been awarded Fast Track status designation providing potential eligibility for accelerated approval and priority review, if relevant criteria are met, following acceptance of our submission by the FDA. With the support of our partner Zai Lab (Shanghai) Co., Ltd., or Zai Lab (Nasdaq: ZLAB), we enrolled approximately 25% of the ATTACK trial in China and combined with the strength of the overall SUL-DUR data set, we believe the data will also support a regulatory submission in China. Zai Lab has an exclusive license to develop and commercialize SUL-DUR in mainland China as well as the broader Asia-Pacific region.

Our second late-stage product candidate, zoliflodacin, is a novel orally administered molecule being developed for the treatment of uncomplicated gonorrhea. The bacterial pathogen responsible for gonorrhea is Neisseria gonorrhoeae, or N. gonorrhoeae. Intramuscular injections of ceftriaxone now represent the only U.S. Centers for Disease Control and Prevention, or CDC, recommended treatment option for the estimated 1.6 million annual cases of gonorrhea in the United States. We believe there is a growing unmet need for a single-dose oral antibiotic that will reliably treat patients with gonorrhea, including infections caused by multidrug-resistant strains of N. gonorrhoeae, which are emerging globally. The Phase 3 registration trial, initiated in September 2019, is sponsored by our nonprofit collaborator, the Global Antibiotic Research and Development Partnership, or GARDP, which as the sponsor is also responsible for all Phase 3 clinical trial and pharmaceutical development expenses. GARDP has commercial rights to zoliflodacin in up to 168 low- and select middle-income countries, while Entasis retains commercial rights in the major markets in North America, Europe and Asia-Pacific. Based on current enrollment rates, we anticipate the trial to be fully enrolled in 2023.

Our third product candidate is ETX0282CPDP which is a combination of a novel, oral BLI, ETX0282, with cefpodoxime proxetil or CPDP, which has the potential to address complicated urinary tract infections, or cUTIs, including those caused by multidrug-resistant Enterobacteriaceae. We believe there is a significant unmet need for new oral antibiotics to reliably treat the estimated 3 to 4 million patients diagnosed annually with cUTIs. We have reported preliminary Phase 1 trial results, and we are now seeking a partner to help further advance ETX0282CPDP through additional clinical trials. This program was previously supported by the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program, or CARB-X.

We are also advancing the development of a novel class of antibiotics, non β-lactam inhibitors of penicillin-binding proteins, or NBPs. We believe NBPs constitute a potential new class of Gram-negative antibacterial agents that are designed to target a broad spectrum of multidrug resistant bacterial pathogens that overcome the main source of β-lactam resistance which is driven by β-lactamase activity. This novel class of agents is designed to potentially target a broad spectrum of multidrug resistant bacterial pathogens that are part of the CDC/World Health Organization, or WHO, list of high unmet medical need or ESKAPE pathogens. We selected ETX0462 as the initial clinical candidate for this program and with support from CARB-X we are currently working to complete additional pre-clinical activities to enable the program to advance into a Phase 1 clinical trial. In June 2020, we were awarded a contract from the National Institutes of Health, or NIH, to support research towards developing additional NBP molecules with expanded Gram-negative spectrum from this novel class. This research program, designated NBP2, is attempting to target Klebsiella, Pseudomonas and E. coli from the ESKAPE list of pathogens. In July 2021, we successfully completed the first milestones for the program and were awarded the Option 1 Period of the program to proceed with further optimization, beginning August 1, 2021. Subject to achieving pre-defined milestones, the contract is expected to sufficiently fund activities to achieve submission of an investigational new drug, or IND, application to the FDA.

Our Strategy

Our goal is to maximize the value of our targeted antibacterial agents for the treatment of serious infections caused by multidrug-resistant pathogens. Our strategy includes the following key components:

●	Advance our lead product candidate SUL-DUR through NDA filing and FDA approval. Our lead product candidate, SUL-DUR, is a novel IV antibiotic that is a combination of sulbactam, an IV β-lactam antibiotic, and durlobactam, our novel BLI, that we are developing for the treatment of a variety of serious infections caused by carbapenem-resistant Acinetobacter. We announced positive Phase 3 top-line data in October 2021, and based on the totality of our preclinical and clinical data, we announced our intention to file an NDA in mid-2022. SUL-DUR has been awarded Fast Track status designation providing potential eligibility for accelerated approval and priority review, if relevant criteria are met, following acceptance of our submission by the FDA. We believe SUL-DUR has the ability to improve outcomes of patients with multidrug-resistant Acinetobacter infections, reducing their overall mortality.
●	Advance our existing pipeline of pathogen targeted antibiotics for infections poorly treated by existing generic or branded antibiotics. In addition to SUL-DUR, we believe that our pipeline product candidates present differentiated and compelling solutions for infections caused by certain multidrug resistant pathogens. Zoliflodacin is an oral, potential single-dose treatment for uncomplicated gonorrhea caused by N. gonorrhoeae, including multidrug-resistant strains. ETX0282CPDP is a potential treatment of cUTIs, including those caused by multidrug-resistant Enterobacteriaceae. ETX0462 is being developed to address multidrug-resistant Pseudomonas and biothreat pathogens. To support the development of our pipeline we have successfully collaborated with commercial as well as nonprofit organizations, government agencies and other third parties, including Zai Lab, GARDP, the National Institute of Allergy and Infectious Disease, or NIAID, the U.S. Department of Defense, or DOD, and CARB-X, and the Repair Fund, to secure financial and technical support of our research and development efforts.

Product Portfolio

The following table summarizes the status of our product candidates and preclinical programs:

a.	Zai Lab has licensed exclusive rights to SUL-DUR in the Asia-Pacific region.
b.	GARDP will fully fund the Phase 3 clinical trial and pharmaceutical development activities and has commercial rights in WHO defined low-income and specified middle-income countries. We have retained commercial rights in all major markets in North America, Europe and Asia-Pacific.

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

Antibiotic resistance is now a global health threat and when bacteria develop resistance to drugs in at least three or more antibiotic classes, they are commonly referred to as multidrug-resistant. Bacteria use a number of mechanisms to develop resistance to antibiotics. Resistance to β-lactam antibiotics primarily occurs when bacteria acquire foreign genes that encode β-lactamases, enzymes that inactivate the β-lactam antibiotic by breaking apart the β-lactam ring, which renders the antibiotic inactive. Below, a β-lactamase enzyme (blue box) is shown binding to and cleaving the blue β-lactam ring of a carbapenem antibiotic. β-lactamases are widely prevalent and are classified into four classes, Classes A, B, C and D. Since 1976, researchers have discovered and developed β-lactamase inhibitors (BLIs) that essentially restore the efficacy of the β-lactam antibiotic by neutralizing β-lactamase enzymes. Despite the discovery and regulatory approval of novel BLIs, currently marketed BLIs do not broadly inhibit Class D β-lactamases, which are a particular concern in infections caused by multidrug-resistant Acinetobacter.

Antibiotic-resistant infections often result in high morbidity and, in many cases, mortality. According to the article “Global burden of bacterial antimicrobial resistance in 2019: a systematic analysis” published in The Lancet on February 12, 2022, antimicrobial resistance was associated with approximately 4.95 million deaths and directly attributed to 1.27 million deaths in 2019. In the United States alone, antibiotic-resistant infections are estimated to add $20 billion per year to healthcare costs. Due to the limitations of current treatment options and growing antibiotic resistance rates, the pathogens targeted by our current product candidates, Acinetobacter, Pseudomonas, CRE and N. gonorrhoeae, are all identified as high priority targets by the CDC and WHO, and the Infectious Diseases Society of America, or IDSA.

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

Changes in the legal/policy landscape in the United States have also highlighted the growing importance of addressing antimicrobial resistance. Proposed legislation includes the Developing an Innovative Strategy for Antimicrobial Resistant Microorganisms Act, or DISARM, which calls for payment of qualified infectious disease products, or QIDPs, outside of the hospital diagnosis-related group, or DRG, resulting in potentially higher Medicare reimbursement for those novel antibiotics designated as QIDPs. Qualifying hospitals would be required to participate in a specified antibiotic stewardship program in order to be eligible for higher payment. More recently, this legislation was reintroduced in the U.S. House of Representatives in June 2021, which aims to amend title XVIII of the Social Security Act to encourage the development and use of DISARM antimicrobial drugs, and for other purposes. The Pioneering Antimicrobial Subscriptions to End Upsurging Resistance Act of 2020, or PASTEUR Act, was introduced to provide a mechanism for funding designated “critical need antimicrobial” drugs following FDA approval. In return, patients covered by federal insurance programs will receive these drugs at no cost. These contracts could range from $750 million to $3 billion in value. In October 2021, the Presidential Advisory Council on Combating Antibiotic-Resistant Bacteria, or PACCARB, authored a letter to the Honorable Xavier Becerra Secretary, Department of Health and Human Services recommending the passage of both DISARM and PASTEUR and the antimicrobial stewardship provisions contained within each act.

Our Product Candidates

Sulbactam-durlobactam (SUL-DUR)

Overview

Our lead product candidate, SUL-DUR, is a novel IV antibiotic with broad spectrum β-lactamase coverage including Classes A, C and D. The product is a combination of sulbactam, a β-lactam antibiotic, and durlobactam, our novel BLI, that we are developing for the treatment of a variety of serious infections caused by carbapenem-resistant Acinetobacter. We have completed three separate Phase 1 clinical trials, including one evaluating the penetration of SUL-DUR into the lung and one in renally impaired patients. Subsequently, we completed a Phase 2 clinical trial in patients with cUTIs. We initiated ATTACK, our single Phase 3 registration trial in 2019, that evaluated SUL-DUR in patients with confirmed carbapenem-resistant Acinetobacter pneumonia and/or bloodstream infections. We announced positive top-line Phase 3 data in October 2021 and based on our positive top-line Phase 3 data and the totality of our preclinical and clinical data, announced our intention to file an NDA with the FDA in mid-2022. We believe SUL-DUR has the ability to improve outcomes of patients with multidrug-resistant Acinetobacter infections, reducing their overall mortality.

Acinetobacter

Acinetobacter is a Gram-negative, opportunistic human pathogen that predominantly infects critically ill patients often resulting in severe pneumonia and bloodstream infections but can also infect other body sites as well. Once thought to be mostly benign, Acinetobacter is now considered a global threat in the healthcare setting due in part to its ability to acquire multidrug resistance at rates not previously seen in other bacteria. In addition, Acinetobacter has the ability to remain viable for up to 100 days in dry conditions and easily spreads via air or water droplets, which explains why the pathogen can often be found in many locations in the intensive care unit, or ICU, including bedrails, bedside tables, monitors of mechanical ventilators, intravenous pumps, door handles, stethoscopes and many other locations. Of significant concern, one study reported greater than 98% of Acinetobacter isolates in an ICU from non-clinical sources such as bedrails and door handles, were determined to be multidrug resistant.

Pneumonia and bloodstream infections caused by drug-resistant Acinetobacter can have mortality rates approaching 50%. Antibiotic-resistance rates of Acinetobacter to current standard-of-care treatments are some of the highest reported, between 30% and 50% in the United States and greater than 90% in parts of Europe and Asia. Acinetobacter resistance to β-lactams is primarily driven by the expression of Class D β-lactamases, often in combination with Class A and/or Class C β-lactamases. There are currently no effective antibiotics indicated for the treatment of multidrug-resistant Acinetobacter infections. Durlobactam is the first clinical-stage BLI with sufficient broad-spectrum activity against class A, C, and D β-lactamases to potentially restore the efficacy of β-lactam antibiotics against multidrug-resistant Acinetobacter.

Sulbactam, the β-lactam antibiotic used in SUL-DUR has superior microbiological potency against Acinetobacter compared to other β-lactam antibiotics based on in vitro and in vivo analyses. Historically, physicians used sulbactam to successfully treat Acinetobacter infections before development of broad β-lactamase mediated resistance rendered sulbactam on its own largely ineffective. We believe our data demonstrates that combining durlobactam with sulbactam can effectively restore the activity of sulbactam against multidrug-resistant strains of Acinetobacter.

Market Opportunity

We estimate that there are 180,000 to 220,000 hospital-treated Acinetobacter infections annually in the United States and Europe, of which 65,000 to 100,000 are carbapenem-resistant Acinetobacter infections, which we regard as our initial target markets for SUL-DUR. We also believe there could be a significant market opportunity in Asia-Pacific, Central and South America, Russia and the Middle East given resistance rates exceeding 80% in some countries. If approved, we believe SUL-DUR has the potential to address the issues of resistance facing existing regimens, which is currently limiting the utility of the carbapenems, and tolerability, which is a concern with regimens containing colistin. There are currently no antibiotics indicated for the treatment of carbapenem-resistant Acinetobacter infections.

Clinical Development Plan

Completed Clinical Trials

Phase 3 registration trial: We completed ATTACK, a Phase 3 registration trial of SUL-DUR for the treatment of patients with carbapenem-resistant Acinetobacter infections, with positive top-line data announced in October 2021. ATTACK enrolled 207 patients at 95 clinical sites in 16 countries. This was a two-part trial with Part A being the randomized, comparative portion (SUL-DUR vs colistin) in patients with documented Acinetobacter hospital-acquired bacterial pneumonia (HABP), ventilator-associated bacterial pneumonia (VAPB), ventilated pneumonia (VP), or bacteremia, and Part B being an open-labeled portion including Acinetobacter infections resistant to, or having previously failed colistin or polymyxin B treatment. Baseline Acinetobacter isolates tested were greater than 95% carbapenem resistant.

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

Safety analyses from a total of 177 patients suggested that SUL-DUR was generally well-tolerated with a favorable safety profile compared to colistin. SUL-DUR met the primary safety objective with a statistically significant reduction in nephrotoxicity as measured by the RIFLE classification for acute kidney injury. SUL-DUR nephrotoxicity was 13.2% (12/91) versus 37.6% (32/85) in the colistin arm (p = 0. 0002). Overall adverse events (AEs) in the safety population were comparable between treatment groups with 87.9% (80/91) in the SUL-DUR arm vs. 94.2% (81/86) in the colistin arm in Part A, 89.3% (25/28) in Part B. Drug related AEs were 12.1% (10.7% in Part B) with SUL-DUR compared to 30.2% with colistin. The most common non-infectious AEs (≥10%) in the SUL-DUR arm were diarrhea (16.5%), allergic and hypersensitivity reactions (16.5%), anemia (13.2%) and hypokalemia (12.1%) in Part A. These AEs were also >10% in the colistin arm as was acute kidney injury.

We believe that the data from the ATTACK trial, data from our other clinical trials of SUL-DUR and non-clinical data will be sufficient to submit an NDA to the FDA in mid-2022.

Phase 2 clinical trial in cUTI patients: We completed a Phase 2 clinical trial in cUTI patients to provide additional safety and pharmacokinetic, or PK, data as well as efficacy data against carbapenem-resistant pathogens. Eighty patients were randomized to receive either a dose of SUL-DUR or placebo every six hours for seven days. Patients in both arms also received background therapy, which is current standard-of-care, with 500 mg of imipenem, or IMI, administered through IV every six hours. There were no serious adverse events reported and the adverse event profile of SUL-DUR plus IMI was similar to that of the IMI comparator arm. PK data observed in the Phase 2 trial was consistent with the PK data observed in the Phase 1 clinical trial in healthy volunteers.

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

We submitted an IND for SUL-DUR to the FDA in June 2017, and the FDA notified us in July 2017 that we could proceed with this program. The FDA granted Fast Track and QIDP designation for SUL-DUR in September 2017 for the treatment of hospital-acquired and ventilator-acquired bacterial pneumonia and bloodstream infections due to Acinetobacter.

Global Acinetobacter Surveillance Data

We designed durlobactam to achieve broad activity against a wide range of β-lactamases, including Classes A, C and D, unlike currently marketed BLIs that primarily cover only Class A and Class C β-lactamases. Durlobactam is the first BLI in clinical development with such a broad spectrum of in vitro activity.

SUL-DUR has also exhibited potent microbiological activity against Acinetobacter strains in vitro. Over a series of studies summarized in the figure below, we have compared the effectiveness of SUL-DUR, sulbactam alone and comparators in inhibiting 7,221 strains of Acinetobacter that were collected from patients around the world between 2011 and 2020. Amikacin and colistin were tested against 6,418 of the 7,221 strains. The plot in the figure below presents the cumulative percentage of these strains inhibited by increasing concentrations of each of the tested compounds. Sulbactam alone, as well as most of the other marketed antibiotics, had a very high MIC90 value of 64 mg/L, meaning that concentrations of 64 mg/L or greater were required to inhibit growth of 90% of the strains. The corresponding breakpoints, which are established by the Clinical & Lab Standards Institute, or CLSI, as the specified concentrations for each antibiotic that define whether a strain is considered resistant, are significantly lower than their MIC90 values. If the MIC90 of a drug is lower than its CLSI breakpoint, then that drug would be expected to be effective against more than 90% of the strains. If a drug’s MIC90 is higher than its breakpoint, the drug would not be expected to have broad efficacy against those strains. This cumulative analysis suggests that recent global strains of Acinetobacter are resistant to all the comparator antibiotics other than colistin, consistent with their significantly diminished clinical utility against Acinetobacter infections. In contrast, SUL-DUR had very potent activity, with a much lower MIC90 of 2 mg/L. This is lower than the CLSI breakpoint for sulbactam, which is 4 mg/L (in Unasyn®, a combination of sulbactam and ampicillin), suggesting that our chosen target exposure levels of SUL-DUR may be effective against more than 90% of global, multidrug resistant Acinetobacter strains. A subset of 926 isolates out of the 7,221 strains tested were from Chinese hospitals collected in 2016-2018. 831 of the 926 (84.6%) Chinese isolates were carbapenem-resistant. In contrast, SUL-DUR showed potent activity against this subset, with an MIC90 of 2 mg/L and 97.9% of isolates susceptible to ≤ 4 mg/L of SUL-DUR.

In vitro activity of SUL-DUR against 7,221 global *Acinetobacter* isolates
% susceptible strains
100
90
80
70
60
50
40
30
20
10
0
0.0625
0.125
0.25
0.5
1
2
4
8
16
32
64
MIC (mg/L)
MIC_{90}
MIC_{90} (mg/L)
Breakpoint (mg/L)
Amikacin* >64 16
Colistin* >8 NA
Imipenem >8 2
Meropenem >8 2
Sulbactam >64 4**
SUL-DUR 2 NA
*N = 6,418
**based on the sulbactam component of Unasyn®

Competition

We are initially developing SUL-DUR for the treatment of multidrug-resistant Acinetobacter infections. Due to rising resistance rates, standard-of-care treatment for multidrug-resistant Acinetobacter infections often includes a combination of several last-line treatment options, including carbapenems, tetracyclines, polymyxins, and other generically available agents. Despite using best available therapy, mortality rates of patients with multidrug-resistant Acinetobacter infections is reported as high as 50%. As of the date of this report, we are not aware of any marketed antibiotic that is indicated for the treatment of multidrug-resistant Acinetobacter infections; however, we are aware of other potentially competitive products that have shown in vitro activity against some strains of Acinetobacter. Melinta Therapeutics Inc. currently markets minocycline while La Jolla Pharmaceutical Company, Inc. currently markets eravacycline for complicated intra-abdominal infections. Although recently approved for treating cUTIs, Fetroja®, from Shionogi & Co., Ltd., includes in its label a specific warning of an observed increase in all-cause mortality in patients with carbapenem-resistant Gram-negative bacterial infections that were treated with the drug. BioVersys AG reported in

March 2021 that their lead program BV100 is progressing in Phase 1 clinical development specifically for multidrug-resistant Acinetobacter infections.

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

Commercial Approach

In the United States, our commercial strategy is driven by our understanding of where Acinetobacter infections are known to exist. Given that Acinetobacter infections more commonly occur in immunocompromised patients, treatment settings for these patients are frequently large intensive care units (ICUs), specialized centers like transplant, cancer, and burn, outpatient long-term acute centers (LTACs) and home infusion.

SUL-DUR has been developed specifically for multi-drug resistant Acinetobacter infections and we believe the unmet need and value proposition of SUL-DUR will support its use for treating infections caused by this serious Gram-negative pathogen. This value proposition includes:

1.	Acinetobacter infections currently cost lives. There is an urgent, global unmet medical need due to the limitations of currently available treatment options. Published mortality rates of Acinetobacter infections treated with best available therapy are reported to exceed 50%.
2.	Acinetobacter infections currently cost time. These serious infections directly lead to time in a hospital where hospital length of stay is often measured in months or weeks instead of days.
3.	Acinetobacter infections currently cost money. Given the limitations described above, carbapenem-resistant Acinetobacter infections are reported to be one of the costliest to treat, exceeding $75,000 per case based upon published literature.
4.	We believe the data from ATTACK, combined with our overall preclinical and clinical data package, clearly demonstrate an efficacy and safety benefit of SUL-DUR over colistin in treating carbapenem resistant Acinetobacter infections.

Current Acinetobacter treatment protocols allow for clear positioning of SUL-DUR. Patients with suspected Acinetobacter infections are frequently treated with a broad-spectrum antibiotic, commonly a carbapenem, as first-line therapy. If susceptibility testing identifies that the causative bacterial pathogen is carbapenem-resistant Acinetobacter, the patient is then frequently switched to a colistin-based antibiotic regimen in an attempt to successfully treat the infection. Published literature, however, reports greater than 50% mortality rates using colistin-based regimens. We believe that the data from the ATTACK Phase 3 registration trial demonstrate improved efficacy and safety profiles, that could result in SUL-DUR, if approved, being preferred to a colistin-based regimen for the treatment of multidrug-resistant, including carbapenem-resistant, Acinetobacter infections.

Multidrug-resistant Acinetobacter infections also present a significant unmet medical need in China and across the broader Asia/Pacific territory. Our collaboration and license agreement with Zai Lab, which included their participation in the ATTACK Phase 3 registration clinical trial, provides a potentially accelerated path for regulatory approval and commercialization in China and Asia-Pacific territories. Zai Lab supported the enrollment of approximately 25% of the evaluable patients in ATTACK from China, which we believe will support a regulatory submission in China. Under our agreement with Zai Lab, we receive upfront, milestone and royalty payments in addition to payment of certain Phase 3 registration clinical trial costs. We maintain 100% of the rights and associated economics in North America and Europe. Outside of the United States, we intend to work with multi-national pharmaceutical companies to leverage their commercialization capabilities in territories not covered by our agreement with Zai Lab.

Zoliflodacin

Overview

Our second late-stage product candidate is zoliflodacin, a potential single oral dose cure for the treatment of uncomplicated gonorrhea caused by the bacterial pathogen N. gonorrhoeae. Gonorrhea is an area of significant medical need and zoliflodacin is the only novel single dose treatment in development that provides a potential monotherapy oral alternative to intramuscular injections of ceftriaxone for the treatment of gonorrhea, including infections caused by drug-resistant strains. Zoliflodacin targets the validated mechanism of action of the fluoroquinolone class of antibiotics but does so in a novel manner to avoid existing fluoroquinolone resistance. We have completed several Phase 1 clinical trials and a Phase 2 clinical trial of zoliflodacin in patients with uncomplicated gonorrhea. In collaboration with GARDP, in 2019 we initiated a single Phase 3 registration trial of zoliflodacin in patients with uncomplicated gonorrhea. GARDP will fund all the Phase 3 clinical trial and pharmaceutical development costs and in return will receive commercial rights for zoliflodacin in WHO-defined low-income and select middle-income countries. We have retained commercial rights in all other countries, including the major markets in North America, Europe and Asia-Pacific.

Gonorrhea

Uncomplicated gonorrhea is an N. gonorrhoeae infection of the urethra, cervix, pharynx or rectum, and is more common than complicated gonorrhea, which includes spread of the infection to other tissues and potentially the bloodstream. Gonorrhea can be associated with serious complications, including pelvic inflammatory disease, ectopic pregnancy and infertility, as well as an increased risk of human immunodeficiency virus, or HIV. Despite the continued use of effective antibiotics, it remains one of the most common sexually transmitted bacterial infections in the world with an estimated 87 million people worldwide infected each year. The occasional absence of symptoms, more frequent in women, is thought to be one reason for sustained levels of infection. Reports on the lack of a robust immune response to infection by N. gonorrhoeae in humans is also thought to facilitate not only initial infection but also reinfection. Efforts to develop a prophylactic vaccine for N. gonorrhoeae continue; however, to date all have failed, again thought to be the result of insufficient or absent protective immunity to N. gonorrhoeae infections in humans. Taken together, antibiotics remain the mainstay for treating uncomplicated gonorrhea caused by N. gonorrhoeae.

N. gonorrhoeae is the bacterial pathogen responsible for gonorrhea and has a strong propensity for uptake of chromosomal DNA from other genera of Neisseria which allows the bacteria to accumulate many mutations in chromosomal genes leading to frequent resistance of antibiotics. For example, penicillin was introduced for N. gonorrhoeae infections in 1943, and initial resistance was reported in 1945. Fluoroquinolone antibiotics were first used to treat gonorrhea in 1949 and have been one of the most successful classes of antibiotics against N. gonorrhoeae, but even so resistance was identified in 1969. One member of this class, ciprofloxacin, was introduced in 1980 and resistance was identified in 1990. More recently cephalosporin antibiotics, notably cefixime, had been widely used for the treatment of gonorrhea due to their oral administration along with a favorable efficacy and safety profile, although resistance by N. gonorrhoeae has been reported since 2007. As widespread use of these antibiotics drove the emergence of drug-resistant N. gonorrhoeae strains, treatment guidelines have subsequently been amended. Ceftriaxone is currently the only CDC-recommended option for the treatment of gonorrhea and, until recently, was administered with azithromycin, a broad-spectrum antibiotic, to provide coverage against other sexually transmitted diseases that tend to occur concurrently with gonorrhea. However, rising resistance of N. gonorrhoeae to azithromycin recently prompted the CDC to now recommend ceftriaxone monotherapy. Ceftriaxone is administered by intramuscular injection, which can be painful and may require patient monitoring by a healthcare administrator. Although ceftriaxone remains effective in most of the U.S., in Hawaii as well as in several countries, including China, Japan, Vietnam, South Korea, France and Spain, N. gonorrhoeae strains with resistance to azithromycin and ceftriaxone have been reported, prompting concerns that multidrug-resistant gonorrhea may become a major community health issue.

Market Opportunity

N. gonorrhoeae is an immediate global public health threat with 84.2 million cases worldwide in 2020 (WHO estimate). Cases of gonorrhea in the United States have reached an estimated 1.6 million per year. The WHO worldwide estimated of approximately 82.4 million new cases includes infected adolescents and adults aged 15–49 years. The CDC estimates that the cases of gonorrhea in the United States have been increasing at least 10% per year since 2009. In April 2021, the CDC announced that sexually transmitted diseases in the U.S. reached all-time high for 6th consecutive year, with approximately 2.6 million cases of chlamydia, gonorrhea & syphilis reported in 2019.

The results of a 2017-2018 survey of countries reporting decreased susceptibility, DS, or resistance, R, of N. gonorrhoeae to current antibiotics is reflected in the table below.

Historically, to reduce the risk of spreading drug-resistant N. gonorrhoeae, the CDC has changed treatment guidelines when resistance rates to recommended first-line treatments reach 5%. Since 2015, there has only been one recommended treatment on CDC guidelines for gonorrhea: 250mg intramuscular injection of ceftriaxone plus 1g of oral azithromycin. In 2020 the CDC once again updated its treatment guideline, now recommending a 500mg intramuscular injection of ceftriaxone for treatment of uncomplicated gonorrhea. This follows a 2019 update in the United Kingdom where recommended empirical treatment of gonorrhea is now 1g intramuscular ceftriaxone monotherapy.

Clinical Development Plan

Ongoing Registration Trial

Phase 3 registration trial: In 2019, we announced the initiation of a global, multi-center Phase 3 registration trial in collaboration with GARDP who is conducting and funding all Phase 3 clinical trial and pharmaceutical development costs. Up to 18 clinical trial sites are planned across the U.S., Thailand, South Africa, the Netherlands and Belgium. Our Phase 3 registration trial is a multi-center, open-label, noninferiority trial in approximately 1,000 enrolled patients with uncomplicated gonorrhea who will be randomized on a 2:1 basis to receive either a single 3.0g oral dose of zoliflodacin or a regimen of 500mg intramuscular ceftriaxone plus 1g oral azithromycin. The primary endpoint will be the proportion of patients with microbiological cure at urethral or cervical sites, approximately six days after treatment. The Data Safety Monitoring Board, or DSMB, in May 2021 recommended to continue the study without modification. Despite the ongoing challenges with the COVID-19 pandemic, we have observed an increase in the enrollment rate during the past two quarters and based on current enrollment rates we anticipate completion of trial enrollment in 2023. Based on our discussions with the FDA, we believe that the efficacy data from this single Phase 3 registration trial, if positive, along with the data from our other clinical trials of zoliflodacin, will be sufficient to support the submission of an NDA to the FDA.

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

Preclinical Data

We have generated biochemical, microbiological and in vivo data on zoliflodacin. The data suggest that zoliflodacin retains potent activity against contemporary clinical isolates in the U.S., Europe, China, Thailand and South Africa that are resistant to other antibiotic classes including fluroquinolones, which was expected given its novel mechanism of action. In addition, the data show significant resistance against two of the four standard antibiotics indicated for gonorrhea, ciprofloxacin, a fluoroquinolone, and azithromycin, a macrolide.

Competition

We are initially developing zoliflodacin as a single oral dose treatment for uncomplicated gonorrhea. Gonorrhea is commonly treated with combination therapy intramuscular ceftriaxone injection and oral azithromycin, both generically available agents. Additional generic cephalosporins and fluoroquinolones are also prescribed, but not recommended as primary treatment options given current resistance rates. Gepotidacin, currently under development for a variety of infections by GlaxoSmithKline plc, is the only potentially competitive product candidate in late-stage clinical development that we are aware of that is being developed for the treatment of uncomplicated urogenital gonorrhea. A Phase 3 clinical trial (EAGLE-1) was initiated by GlaxoSmithKline in October 2019. A prior Phase 2 clinical trial revealed the emergence of resistance to gepotidacin in 2 urogenital microbiological failures following administration of a single oral dose. In an attempt to overcome this resistance, gepotidacin will be given in two oral doses in the EAGLE-1 clinical trial; a 4-tablet 3000 milligram (mg) oral dose at the study site followed by another 4-tablet 3000mg oral dose as an outpatient.

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

Commercial Approach

Antibiotics to treat uncomplicated gonorrhea will typically be available through primary care physicians, outpatient clinics and emergency rooms, and numerous community sites. In addition, placement on CDC guidelines has historically driven awareness and uptake in the U.S. We have partnered with GARDP who will lead the commercialization of zoliflodacin in certain WHO-defined low-income and specified middle-income countries.

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

ETX0282CPDP

Overview

Our third product candidate is ETX0282CPDP for the potential oral treatment of cUTIs in the outpatient setting. ETX0282CPDP is a combination of ETX0282, a novel oral BLI, with cefpodoxime proxetil, or cefpodoxime, an oral β-lactam antibiotic. We believe ETX0282 is a highly differentiated oral β-lactamase inhibitor based on its broad inhibition of both Class A and Class C β-lactamases. We selected cefpodoxime as the β-lactam antibiotic to combine with ETX0282 following in vitro studies in which cefpodoxime exhibited superior activity against multidrug-resistant Enterobacteriaceae compared to other existing oral β-lactams. Cefpodoxime was once used to treat cUTIs, among other indications, but its clinical utility is currently limited by β-lactamase-mediated resistance. We believe ETX0282 has the potential to restore the efficacy of cefpodoxime against multidrug-resistant Enterobacteriaceae. We have reported initial Phase 1 results, which indicate ETX0282 is generally safe and well tolerated and supports further progression. Having successfully completed the initial Phase 1 studies and preclinical work to deliver a formulation with the desired extended release profile, we now are seeking a partner to help further advance ETX0282CPDP through additional clinical trials.

Urinary Tract Infections

A urinary tract infection, or UTI, diagnosis can be classified as either uncomplicated or complicated. Uncomplicated UTI is an infection of one or more parts of the urinary tract system such as the kidneys, ureters, bladder or urethra with symptoms confined to the lower urinary tract and is often treated with generic oral antibiotics in the community setting. Uncomplicated UTIs, if left unresolved, can have serious consequences, including life-threatening kidney infections. cUTIs, including pyelonephritis, occur in a urinary tract that has metabolic, functional, or structural abnormality and include patients with comorbidities or patients with bladder catheters. These factors contribute to decreased resolution of such infections and therefore frequently require hospital-based therapy. ETX0282CPDP is designed to treat cUTIs, including those caused by multi-drug resistant Enterobacteriaceae, including some carbapenem-resistant strains, or CRE. Enterobacteriaceae species cause approximately 85% of all UTIs, of which E. coli is the most common pathogen, causing approximately 75% of infections. In addition, Klebsiella and Pseudomonas are also relatively common UTI pathogens. The emergence of multidrug-resistant bacteria has reduced the efficacy of commonly used oral antibiotics such as levofloxacin and ciprofloxacin, both fluoroquinolones, and trimethoprim/sulfamethoxazole. In the United States, over 30% of UTIs caused by E. coli and 10% of UTIs caused by Klebsiella are resistant to fluoroquinolones.

Market Opportunity

Patients with UTIs caused by bacteria resistant to existing oral treatment options frequently require hospital admission for treatment with IV antibiotics, even when they are otherwise healthy and fit to be treated outside the hospital setting. In the United States, it is currently estimated that between 3 and 4 million UTIs are treated in the hospital per year. Hospital admission not only leads to inconvenience for the patient and high treatment cost for the healthcare system, but it also increases the risk of transmitting drug-resistant bacterial strains to other hospitalized patients and potentially exposing UTI patients to other, more serious hospital-acquired infections. There are currently no effective oral treatments available for cUTIs, including those caused by multi-drug resistant Enterobacteriaceae. If approved, we believe ETX0282CPDP will provide clinicians a convenient, oral option to treat patients suffering from cUTIs caused by these multidrug-resistant pathogens, which could reduce the need for hospital or outpatient IV treatment of these infections. There is also an opportunity for ETX0282CPDP to facilitate early hospital discharge following a short course of IV antibiotics.

Clinical Development Plan

Phase 1 clinical trial: We conducted a multi-part Phase 1 clinical trial of ETX0282 in Australia and initial data readout in June 2019. The Phase 1 clinical trial was a randomized, double-blind and placebo-controlled study of ETX0282 alone, not in conjunction with CPDP and was designed to investigate safety, pharmacokinetics, drug-drug interactions and food effect in 99 healthy volunteers enrolled in 12 cohorts. The completed cohorts were; Part A: single-ascending dose escalation, fasted; Part B: food effect: fasted versus high fat meal; Part C: multiple dose with regular meals; Part D: drug-drug interaction with regular meals; and Part G: simulation of a high-fat PK profile (fasted).

Overall, the key findings were that ETX0282 was found to be generally safe and well tolerated, no significant adverse events were reported. ETX0282, as the prodrug, was rapidly converted to ETX1317, the active form of the drug, at all doses. Plasma concentrations were in therapeutic range and the conversion of ETX0282 to ETX1317 was not impacted by multiple dosing and with minimal accumulation. No drug-drug interactions were observed with cefpodoxime. 11 out of 77 subjects receiving ETX0282 experienced mild to moderate emesis (vomiting). The trial data indicated that emesis may be ameliorated by dosing with a high fat meal (not a normal diet). When ETX0282 was dosed in fasted healthy volunteers in a manner to mimic the PK of the high fat meal plus ETX0282 (Part G), no emesis was observed. Having reported preliminary Phase 1 trial results, we are now seeking a partner to help further advance ETX0282CPDP through additional clinical trials.

Competition

We initially designed ETX0282CPDP for the potential oral treatment of cUTIs in the outpatient setting. There are a variety of generically available antibiotic classes with limited utility available for the treatment of such infections, including cephalosporins, carbapenems and fluoroquinolones. Additionally, there are several approved IV branded agents targeting multidrug-resistant cUTIs, including Avycaz®, Vabomere®, Zemdri®, as well as the more recently approved IV products Fetroja® (Shionogi & Co., Ltd) and Recarbrio® (Merck & Co., Inc.). We are aware of additional potentially competitive oral product candidates that may address a limited breadth of multidrug-resistant Gram-negative pathogens including tebipenem from Spero Therapeutics Inc., which completed a Phase 3 clinical trial and filed an NDA submission to the FDA in the fourth quarter of 2021. Sulopenem, from Iterum Therapeutics Limited, has completed Phase 3 clinical trials and in the third quarter of 2021 received a Complete Response Letter, or CRL, from the FDA requesting additional data to support approval of oral sulopenem for the treatment of adult women with uncomplicated UTIs. Additional potentially competing programs in clinical development are Venatorx Pharmaceuticals’ Phase 1 VRX-7145, an orally bioavailable beta-lactamase inhibitor (BLI) in a fixed combination with the third generation orally bioavailable cephalosporin, ceftibuten. Initial Phase 1 data on VRX-7145 was announced in July 2021. Qpex Biopharma Inc. has announced the initiation of Phase 1 studies of ORAvance™, an ultra-broad-spectrum oral beta-lactamase inhibitor for use in combination with beta-lactam antibiotics for drug-resistant gram-negative bacterial infections.

ETX0462

Overview

Leveraging our targeted-design platform, we have developed a potential new class of novel antibiotics that are non-β-lactam penicillin binding protein inhibitors which we are referring to as NBPs. In late 2019, we selected a new drug candidate from our NBP platform, ETX0462, a novel unsaturated diazabicyclooctane with antimicrobial activity against multiple Gram-negative pathogens including Pseudomonas aeruginosa, as well as a number of high-priority biothreat pathogens. If successful in development, we believe our NBPs would be the first, novel Gram-negative antibiotic class since the carbapenems were introduced in 1985. In collaboration with CARB-X, we are advancing this program through registration safety studies and pre-formulation development and there is an option for support into Phase 1 human studies upon successful completion of the ongoing studies.

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

Competition

We are initially developing ETX0462 for the treatment of infections caused by multidrug-resistant Pseudomonas. There are a variety of generically available antibiotic classes available for the treatment of antibiotic sensitive Pseudomonas infections, including cephalosporins, carbapenems and fluoroquinolones. However, there are fewer options for multidrug resistant Pseudomonas. Generic polymyxins like Colistin are often utilized in these infections, as are branded IV antibiotics including Avycaz® (Allergan Inc.), Zerbaxa®, and Recarbrio® (both from Merck & Co., Inc.) and Vabomere® (Melinta, Inc.). Cayston® (Gilead Inc.) is an inhaled antibiotic addressing Pseudomonas infections in the lungs of cystic fibrosis patients. Zerbaxa® and Cayston® are unfortunately not active when Pseudomonas expresses a carbapenemase enzyme but can potentially overcome other forms of resistance. The other three branded agents are BL/BLI combinations, and Pseudomonas has begun to develop resistance to this class of antibiotics via porin channel mutations or efflux pumps. We are aware of additional potentially competitive product candidates in clinical development that may address certain Pseudomonas infections including: Ftortiazinon, a small molecule in Phase 2 from the Gamaleya Research Institute (Russia); AR101, a monoclonal antibody in Phase 2 from Aridis Pharmaceuticals Inc.; AP-PA02, a Phase 1b/2 phage candidate from Armata Pharmaceuticals Inc.

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

Government and Nonprofit Awards

Through December 31, 2021, we have received aggregate financial commitments of up to $24.4 million from the Trustees of Boston University through the CARB-X program, the U.S. Army Medical Research Acquisition Activity, a division of the U.S. Department of Defense, and NIAID in support of our ETX0282, ETX0462, NBP and discovery research programs. The CARB-X awards could provide up to a total of $18.5 million in funding and the NIH award could provide up to a total $15.5 million in funding based on the successful completion of prespecified milestones. These specified milestones include the completion of important steps for a development-stage project such as preclinical studies or clinical trials, manufacture and formulation work, submission of regulatory applications and regulatory meetings with the FDA or comparable foreign regulator.

COVID-19 Business Impact

The COVID-19 pandemic continues to impact the global economy and healthcare industry, causing disruptions to business operations, interruptions in supply chains, and crowding hospitals and other healthcare facilities. With regard to our operations ,the pandemic continues to impact our ongoing clinical trial for zoliflodacin as patients either avoid seeking treatment or fail to return for follow-up visits due to crowded healthcare facilities. Aside from this impact, the pandemic has had little to no impact on our employees, other research and development pipeline programs, our ability to communicate with and manage our key vendors, partners, and drug supply chains, and accurately and timely file our financial statements. Although we are continuing to actively monitor and assess the effects of the COVID-19 pandemic on our business and pipeline programs, the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change.

License and Collaboration Agreements

A significant part of our strategy is to partner with established pharmaceutical companies, as well as nonprofit organizations, government agencies and other third parties to provide financial and technical support in the development and marketing of our products.

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

We received an upfront, non-refundable payment of $5.0 million, milestone payments of $7.0 million, research support funding of $0.6 million and certain other reimbursable registration trial costs of $5.4 million, less applicable taxes of $2.2 million from Zai Lab through December 31, 2021. We are eligible to receive up to an aggregate of $91.0 million in additional research and development support payments and development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products. Zai Lab will pay us a tiered royalty equal to a high-single digit to low-double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory.

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

In addition, under the collaboration agreement, we have granted GARDP a worldwide, fully paid, exclusive and royalty-free license, with the right to sublicense, to use our zoliflodacin technology in connection with GARDP’s development, manufacture and commercialization of zoliflodacin in low-income and specified middle-income countries, which we refer to collectively as the GARDP territory. We have retained commercial rights in all other countries worldwide, including the major markets in North America, Europe and Asia-Pacific. We also have retained the right to use and grant licenses to our zoliflodacin technology to perform our obligations under the collaboration agreement and for any purpose other than gonorrhea or community-acquired indications. GARDP will own all intellectual property developed in its performance under the collaboration agreement regarding formulation development of zoliflodacin. In the event we undertake and fund additional efforts outside of the current agreed-upon development plan for zoliflodacin in our territory that leads to the creation of new intellectual property, we will have a right to file and maintain this new intellectual property. In addition, we are obligated to maintain the intellectual property in the countries in the GARDP territory where we filed patent rights at the date of the agreement and, under specified conditions, in our territory, and GARDP must reimburse us for costs and expenses for the maintenance of such intellectual property rights in the countries of the GARDP territory. If we believe the results of the Phase 3 registration trial of zoliflodacin would be supportive of an application for marketing approval, we are obligated to use our best efforts to file an application for marketing approval with the FDA within six months of the completion of the trial and to use commercially reasonable endeavors to file an application for marketing approval with the EMA. Each party is responsible for using commercially reasonable efforts to obtain marketing authorizations for the product candidate in their respective territories.

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

See Note 9, License and Collaboration Agreements, and Note 14, Commitments, in the accompanying notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for more information on these collaborations and license agreements.

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

Durlobactam

Our intellectual property portfolio for our durlobactam program contains patent applications directed to compositions of matter for durlobactam and other chemical analogs, as well as methods of making, referred to as synthetic methods, and methods of use and modes of treatment using durlobactam in combination with one or more antibiotic compounds. As of December 31, 2021, we owned four issued U.S. patents, one pending provisional application, 69 issued foreign patents as well as 12 pending foreign patent applications, of which two are allowed. The issued foreign patents are in several jurisdictions including Australia, the European Union, Canada, China, Hong Kong, Israel, India, Japan, Macau, Mexico, New Zealand, the Philippines, the Russian Federation, Singapore, South Africa, South Korea, Taiwan and the United Kingdom. Issued U.S. and foreign patents and patents issuing from pending U.S. and foreign applications will have expiration dates of April 2033 and November 2035.

Zoliflodacin

Our intellectual property portfolio for zoliflodacin contains patent applications directed to compositions of matter for zoliflodacin and other chemical analogs, as well as synthetic methods and methods of use and modes of treatment. As of December 31, 2021, we owned 7 issued U.S. patents, 71 issued foreign patents as well as six pending foreign patent applications. The issued foreign patents are in several jurisdictions, including Australia, Brazil, Canada, China, Eurasia, the European Union, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Philippines, Singapore, South Africa, South Korea, Taiwan and the United Kingdom. Issued U.S. and foreign patents and patents issuing from pending U.S. and foreign applications have expiration dates of October 2029, January 2034 and May 2035.

ETX0282

Our intellectual property portfolio for our ETX0282 program contains patent applications directed to compositions of matter for the prodrug ETX0282, the active molecule, ETX1317, and other chemical analogs, as well as synthetic methods, and methods of use and modes of treatment using ETX0282 and ETX1317 in combination with one or more antibiotic compounds. As of December 31, 2021, we owned one issued U.S. patent, one pending U.S. application, two issued foreign patents, four allowed foreign patents and 15 pending foreign patent applications, of which one is allowed. Issued U.S. and foreign patents and patents issuing from pending U.S. and foreign applications will have expiration dates of September 2037.

ETX0462

Our intellectual property portfolio for our ETX0462 program contains patent applications directed to compositions of matter for ETX0462 and other chemical analogs, as well as synthetic methods, and methods of use and modes of treatment. As of December 31, 2021, we owned one granted U.S. patent application, one pending U.S. patent application, three issued foreign patents, and 17 pending foreign patent applications. Issued U.S. and foreign patents and patents issuing from pending U.S. and foreign applications will have expiration dates of May 2038.

Provisional Patents

In addition to the issued and pending patent applications covering our most advanced product candidates, our portfolio also includes one pending PCT application relating to an early stage discovery project.

Trademarks, Trade Secrets and Know-How

Our trademark portfolio currently consists of registered trademark and service mark rights for ENTASIS THERAPEUTICS in several jurisdictions, including the United States, the European Union, Japan, Argentina, Australia, Brazil, Canada, India, Mexico, Norway, the Russian Federation, South Korea, Switzerland, Taiwan, Turkey and the United Kingdom, and pending applications in other jurisdictions. In addition, we have registered trademark and service mark rights for ENTASIS THERAPEUTICS (plus design) in the United States, the European Union, Argentina, Brazil, Canada, Japan, Australia, India, Norway, the Russian Federation, South Korea, Switzerland, Taiwan, Turkey, Mexico and the United Kingdom, and pending applications in other jurisdictions. We have also registered trademark rights for XACDURO and XULDURO in the United States, the European Union, Brazil, China, Hong Kong, India, Macau, New Zealand, the Philippines, Taiwan, the United Arab Emirates, Argentina, Albania, Australia, Egypt, Macedonia, Mexico, Malaysia, Saudi Arabia, the United Kingdom, Belarus, Bosnia-Herzegovina, Cambodia, Indonesia, Israel, Laos, Japan, Moldova, Montenegro, Norway, the Russian Federation, Serbia, Singapore, South Korea, Switzerland, Turkey, Ukraine and Vietnam, and pending applications in other jurisdictions. In connection with the ongoing development and advancement of our products and services in the United States and various international jurisdictions, we routinely seek to create protection for our marks and enhance their value by pursuing trademarks and service marks where available and when appropriate. In addition to patents and trademark protection, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees, and consultants, and invention assignment agreements with our employees. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees, and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

The Generating Antibiotic Incentives Now Act, or GAIN Act, is intended to provide incentives for the development of new QIDPs. A new drug that is designated as a QIDP after a request by the sponsor that is made before an NDA is submitted will be eligible, if approved, for an additional five years of exclusivity beyond any period of exclusivity to which it would have previously been eligible. In addition, a QIDP will receive priority review and qualify for a Fast Track designation. QIDPs are defined as antibacterial or antifungal drugs intended to treat serious or life-threatening infections, including those caused by an antibacterial or antifungal resistant pathogen or qualifying pathogens identified by the FDA. SUL-DUR has been designated by the FDA as a QIDP for the treatment of hospital-acquired and ventilator-acquired bacterial pneumonia and bloodstream infections due to A. baumannii. Zoliflodacin has also been designated as a QIDP by the FDA for the treatment of uncomplicated gonorrhea.

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

Data exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company using the drug entitled to data exclusivity as the reference listed drug, or RLD. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of data exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the use or conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent for other uses or conditions of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct its own preclinical and clinical studies in support of its application or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMP requirements and other laws.

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

Following the result of a referendum in 2016, the United Kingdom left the EU on January 31, 2020, and as of January 1, 2021, the United Kingdom and EU operate separate regulatory regimes. The UK and EU announced on December 24, 2020, that they had agreed a Trade and Cooperation Agreement, or TCA, to govern their future relationship. The TCA remains provisional until formally ratified by the EU, which is expected to occur in early 2021. The TCA sets out the new arrangements for trade of goods, including medicines and medical devices, which aims to ensure goods continue to flow between the EU and the UK and also has implications for product regulation and mutual recognition.

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

To secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. Additionally, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not ensure that other payors will also provide coverage for the drug product. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development.

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

Federal false claims laws, including the civil False Claims Act, and civil monetary penalties laws prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a claim paid. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, have also been alleged to violate false claims laws.

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

In 2019, the DISARM Act of 2019 was introduced in Congress as new legislation to provide financial incentives for pharmaceutical companies to develop new antibiotics. This new legislation was guided by input from the IDSA and will help to ensure that patients can access new antibiotics when they are clinically appropriate, require hospitals to establish antibiotic stewardship programs, and spur improved reporting of antibiotic use and resistance to more rapidly identify challenges and inform best practices. More recently, this legislation was reintroduced in the U.S. House of Representatives in June 2021 which aims to amend title XVIII of the Social Security Act to encourage the development and use of DISARM antimicrobial drugs, and for other purposes.

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

Legislation was introduced to the U.S. Senate in September 2020 which aims to reinvigorate innovation for the development of new antibiotics through a subscription contract program managed by HHS. The PASTEUR Act was introduced to provide a mechanism for funding designated ‘critical need antimicrobial’ drugs post FDA approval. In return, patients covered by federal insurance programs will receive these drugs at no cost. These Contracts under the PASTEUR Act could range from $750 million to $3 billion in value. It is unclear when or if the PASTEUR Act or similar incentive programs will become law. In October 2021, the PACCARB authored a letter to the Honorable Xavier

Becerra, Secretary, Department of Health and Human Services recommending the passage of both DISARM and PASTEUR and the antimicrobial stewardship provisions contained within each act.

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

Human Capital

As of December 31, 2021, we employed 51 people. We have no hourly employees. Thirteen of our employees work in our laboratory facilities while the remaining are office personnel. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

The Human Resources Associate is responsible for developing and executing our human capital resources strategy. This includes the attraction, acquisition, development, engagement of talent and the design of employee compensation and benefits programs. The Chief Executive Officer regularly updates our board of directors and our committees on the operation and status of these human capital trends and activities.

Diversity, Equity and Inclusion

We have created an environment that fosters individual development while maintaining consistency in our corporate values and code of conduct. In 2020, we signed MassBio's Open Letter 2.0 ⸻ The CEO Pledge for a More Equitable & Inclusive Life Sciences Industry. By signing this Pledge, we are committing ourselves to take actions to foster a more diverse and inclusive environment in the life sciences industry. We continue to offer seminars from external consultants on diversity, equity and inclusion, or DEI, best practices and provide ongoing support to an internal discussion group focused on DEI topics important to the workplace.

Health, Safety and Wellness

We strive to provide pay, benefits and other employee services that are competitive to market in the life sciences industry and create incentives to attract and retain employees. Our compensation package includes market-competitive pay, stock options and restrictive stock units, bonuses, employee spot awards, health care and retirement benefits, paid time off and family leave. We utilize third party consultants to review and update our compensation practices annually. We are also committed to the continued development of its people, providing opportunities for employees to further their career development through internal training and education programs and third party online training programs. We have been certified as a “Great Place to Work” for the past three years and we believe our relationship with our employees to be good.

Corporate and Other Information

Entasis Therapeutics Holdings Inc. was incorporated under the laws of the State of Delaware in March 2018. Our shares are listed on The Nasdaq Global Market, where our trading symbol is ETTX. Our principal executive offices are located at 35 Gatehouse Drive, Waltham, Massachusetts 02451 and our telephone number is (781) 810-0120.

Entasis, the Entasis logo and other trademarks or service marks of Entasis Therapeutics Holding, Inc. appearing in this Annual Report on Form 10-K are the property of Entasis. This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of other companies. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us, by these other companies. Other trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

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

Risk Factor Summary

Risks Resulting from the Current Global Pandemic

●	The COVID-19 pandemic has had, and may continue to have, an adverse effect on our business, development programs and access to capital.

Risks Related to Our Financial Position and Capital Needs

●	We have incurred significant losses since our inception and we expect to incur losses over the next several years and may never achieve or maintain profitability.
●	We require substantial additional funding to be able to continue as a going concern and, if we are unable to raise capital when needed, we could be forced to delay, reduce or altogether cease any regulatory, commercialization or product development efforts.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	Provisions in the purchase agreement with Innoviva and related documents may deter or prevent us from raising additional capital to fund our operations.

Risks Related to the Development of Our Product Candidates and Preclinical Program

●	We depend to a large degree on the success of our most advanced product candidates, one of which has completed a Phase 3 registrational trial. If we do not obtain regulatory approval for and successfully commercialize one or more of our product candidates or if we experience significant delays in doing so, we may never become profitable.
●	If our current clinical trials for our product candidates, including the ATTACK trial, fail to demonstrate safety and efficacy to the satisfaction of the FDA, the EMA or other comparable regulatory authorities, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and regulatory submissions of our product candidates.
●	If we or our collaborators experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

Risks Related to Our Dependence on Third Parties

●	We rely on third parties to conduct the clinical trials and support our NDA submission activities for our product candidates and those third parties may not perform satisfactorily.
●	We rely on collaborations with third parties for the development of our product candidates, and we may seek additional collaborations in the future. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.
●	Our reliance on third parties to manufacture and test our product candidates increases the risk that we will not have sufficient quantities or the required quality of our product candidates, not have our products available in a timely manner, or not have necessary quantities at an acceptable cost.
●	Our reliance on government funding for certain of our programs adds uncertainty to our research and development efforts with respect to those programs and may impose requirements that increase the costs of the research and development of product candidates developed under those government-funded programs.

Risks Related to the Commercialization of Our Product Candidates

●	If we are unable to establish sales, marketing, market access, manufacturing and distribution capabilities for our product candidates, or enter into sales, marketing, market access and distribution agreements with third parties, we may not be successful in commercializing our product candidates, if and when they are approved.
●	Even if any of our product candidates receives marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Risks Related to Our Business and Managing Our Growth

●	We depend on the continuing efforts of our senior management team and other key personnel. If we lose members of our senior management team or other key personnel or are unable to successfully retain, recruit and train qualified researchers, engineering and other personnel, our ability to develop our products could be harmed, and we may be unable to achieve our goals.
●	Significant disruptions to our information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.

Risks Related to Our Intellectual Property

●	If we are unable to obtain and maintain patent production for our technology and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired.

Risks Related to Ownership of Our Common Stock

●	Our largest shareholder, Innoviva, holds more than 50% of our common stock and, as a result, may exert a substantial influence on actions requiring stockholder vote, potentially in a manner that you do not support.
●	The market price of our common stock is likely to be volatile and could fluctuate or decline, resulting in a substantial loss of your investment.
●	The issuance of additional shares of stock, or actual or perceived sales by large holders, could depress the market price of our common stock.

●	If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our business.
●	We have never paid dividends on our capital stock and we do not intend to pay dividends for the foreseeable future.

Risks Resulting from the Current Global Pandemic

The COVID-19 pandemic has had, and may continue to have, an adverse effect on our business, development programs and access to capital, and additional COVID-19 outbreaks may have a similar or worse impact on us.

The COVID-19 pandemic has had, and will continue to have, an unprecedented impact on the U.S. economy in general and large and small businesses in particular. Virus mutations have resulted in repeated surges in infection rates, resulting in disruptions to business operations as employers and workforces adapt to new working conditions and requirements. Since the onset of the pandemic, the majority of our employees have been working remotely and our laboratory workers have operated in reduced and/or staggered shifts. As regulatory agencies prioritize the review of therapies with the potential to minimize the extent and/or severity of the pandemic, review of regulatory submissions of other therapeutic products may experience delays. As healthcare systems focus on patients affected by the COVID-19 pandemic, global clinical trials, including our ongoing Phase 3 registration trial with zoliflodacin, have seen declines in activity or have been suspended temporarily. For instance, for the Phase 3 registration trial for zoliflodacin some clinical sites in high COVID-19 impact areas, have experienced periodic delays in new patient enrollment due to redirection of resources or hospital access restrictions as required by local conditions. GARDP, with our full agreement, had temporarily paused patient enrollment and activation of new clinical trial sites in March 2020. In June 2020, GARDP resumed patient enrollment into the Phase 3 registration trial at U.S. sites and ten new clinical trial sites were activated in the Netherlands (1), South Africa (5), Thailand (3) and the U.S. (1) during 2021. While we have not experienced material disruptions in our supply chain to date due to the COVID-19 pandemic, it may in the future impact our ability to procure resources, raw materials or components necessary for our development programs. For example, our contract manufacturing partners may see pandemic related disruptions, which could impede their ability to produce supply of our product candidates sufficient for further clinical testing and/or commercialization. As a result of the unpredictability surrounding the COVID-19 pandemic, the timelines for completion of our planned regulatory filing, registration trial and earlier-stage development programs may be materially impacted. Significant delays in the development of any of our product candidates will be costly and could adversely affect our ability to obtain regulatory approval for and successful commercialization of our product candidates. The nature and extent of the impact remains uncertain as the duration of the COVID-19 pandemic and the time needed for businesses and healthcare systems to recover remains unknown. Although we are continuing to actively monitor and assess the effects of the COVID-19 pandemic on our business and development programs, the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change.

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

We are an advanced, clinical-stage, biopharmaceutical company with a limited operating history. We have not generated any revenue from the sale of products and have incurred losses in each year since our inception in 2015. Our net loss was $47.1 million and $50.5 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $231.6 million. We have funded our operations to date primarily with proceeds from the sale of common stock, warrants and convertible preferred stock. We have also either directly received funding or financial commitments from, or have had our program activities conducted and funded by, the U.S. government through our arrangements with the NIH, NIAID, CARB-X, and the DOD, and have received non-profit awards from GARDP, and upfront and milestone payments of $12.0 million, research support funding of $0.6 million and other reimbursable registration trial costs of $5.4 million, less applicable taxes, from our license and collaboration agreement with Zai Lab.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. While we are advancing development of our product candidates, we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

●	continue our ongoing and planned preclinical and clinical development of our product candidates;
●	initiate preclinical studies and clinical trials for any additional product candidates that we may pursue in the future;
●	seek to discover and develop additional product candidates;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	consider establishing sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any product candidate for which we may obtain regulatory approval and intend to commercialize on our own;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, scientific, and chemistry, manufacturing and controls personnel;
●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
●	incur additional legal, accounting and other expenses associated with operating as a commercial stage public company.

To become and remain profitable, we and our collaborators must succeed in developing and eventually commercializing drugs that generate significant revenue. This will require us, and in some cases our collaborators, to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining regulatory approval, manufacturing, marketing and selling any products for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of expenses or when, or if, we will be able to achieve profitability. If we are required by regulatory authorities to perform studies in addition to those currently completed or expected, or if there are any delays in the initiation and completion of our clinical trials, the submission or approval of our regulatory submissions, or the development of any of our product candidates, our expenses could increase.

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

We commenced active operations in 2015, and our operations to date have been largely focused on raising capital, identifying and developing our product candidates and preclinical program, broadening our expertise in the development of our product candidates, and undertaking preclinical studies and conducting clinical trials. As an organization, we have not yet demonstrated an ability to successfully file an NDA and obtain regulatory approval, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct, or secure a collaborator to conduct, sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Absent any additional financing, our cash and cash equivalents as of December 31, 2021 together with the $15.0 million received in February 2022 from Innoviva as part of the securities purchase agreement, or the Fourth Securities Purchase Agreement, are expected to fund our operating expenses and capital expenditure requirements through the end of the third quarter of 2022 but are not sufficient to sustain our operations in the long term. As a result, our management has concluded that there is substantial doubt about our ability to continue as a going concern for the one-year period following the issuance of our financial statements for the year ended December 31, 2021. We will need to obtain substantial additional funding in connection with our continuing operations, which cannot be assured. Our future capital requirements will depend on many factors, including:

●	the costs, timing and outcome of regulatory filings and review of our product candidates;
●	the costs and timing of any potential commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	the timing, progress and results of our ongoing clinical trials of our product candidates;
●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials of other product candidates that we may pursue;
●	the number and development requirements of other product candidates that we may pursue;
●	the amount of funding that we receive under our government awards and government awards that we have applied for;
●	our ability to establish collaborations on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
●	the costs of operating as a public company; and
●	the extent to which we acquire or in-license other product candidates and technologies.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available until at least 2023, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce the scope of, suspend or altogether cease our research and development programs or future commercialization efforts. We can provide no assurance that such actions would be adequate to sustain our operations in the long-term, and such actions may adversely affect our ability to grow in the future.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt and/or royalty financings and potential collaboration, license and development agreements and government/non-profit grants and awards. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt or royalty financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to, or control of, our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to a third party to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Provisions in the Company’s securities purchase agreement with Innoviva Inc. and related documents may make it more difficult for us to raise additional capital to fund our operations.

Provisions in the agreements we entered into in April 2020 in connection with the first private placement transaction, or the First Private Placement, may deter or prevent us from raising additional capital to fund our operations as and when needed. For example, the Investor Rights Agreement we entered into with Innoviva, or the Investor Rights Agreement, in connection with the First Private Placement provides participation rights for Innoviva to participate pro rata in our future offerings of securities. These and other provisions in the First Private Placement documents could deter or prevent us from raising additional capital. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to develop and commercialize our pipeline and otherwise pursue our business strategy and we may be unable to continue as a going concern.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $166.3 million and $167.4 million, respectively. We do not anticipate generating revenue from sales of products until 2023 at the earliest, if ever, and we may never achieve profitability. Unused NOLs generated in tax years ending on or prior to December 31, 2017 will carry forward for twenty years and, subject to the limitations as a result of an ownership change described below, will be available to offset future taxable income, if any, until they expire. Unused tax losses generated after December 31, 2017, will not expire and may be carried forward indefinitely, but will be deductible only to the extent of 80% of current taxable income in any given year (after deduction, if any of any pre-2018 NOLs). It is uncertain if and to what extent various U.S. states will conform to the U.S. federal income tax treatment of post-2017 NOLs.

Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, which we refer to as the Code, provide additional limitations on the use of NOLs if a corporation undergoes an “ownership change.” This is defined as a greater than 50 percentage point shift (by value) in the corporation’s equity ownership by certain stockholders, generally over a three-year period. After an ownership change, a corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change taxable income or tax liabilities, both as determined for U.S. federal income tax purposes, is limited. We have experienced ownership changes in the past, and we may experience further ownership changes in the future as a result of future shifts in our share ownership, some of which shifts are outside our control. Accordingly, our ability to use our pre-change NOLs to offset taxable income, as determined for U.S. federal income tax purposes, may be subject to limitations. Similar limitations under U.S. state tax law may also apply to our use of accumulated state tax attributes, including our state NOLs. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could negatively impact our future cash flows.

Risks Related to the Development of Our Product Candidates and Preclinical Program

We depend to a large degree on the success of our most advanced product candidates, which remain in clinical development and for which we have not yet successfully submitted an NDA. If we do not successfully complete our clinical trials, submit our NDA or obtain regulatory approval for and successfully generate revenue from one or more of our product candidates or if we experience significant delays in doing so, we may never become profitable.

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources on the development of our product candidates for the treatment of serious infections caused by multidrug-resistant Gram-negative bacteria. We expect that a substantial portion of our efforts and expenses over the next few years will be devoted to the submission of applications for marketing authorization and potential FDA approval of SUL-DUR as well as development of our current product candidates. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of our product candidates. We cannot be certain that our product candidates will receive regulatory approval or will be successfully commercialized even if they receive regulatory approval. The research, development, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of our product candidates are, and will remain, subject to comprehensive regulation by the FDA, the EMA, and comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Failure to obtain regulatory approval for our product candidates in the United States will prevent commercialization and marketing of our product candidates. The success of our product candidates and preclinical programs will depend on several additional factors, including:

●	successful completion of preclinical studies and requisite clinical trials;
●	performing preclinical studies and clinical trials in compliance with the FDA, the EMA or any comparable regulatory authority requirements;
●	successful regulatory submissions and receipt of marketing approvals from applicable regulatory authorities;
●	the ability of collaborators to manufacture sufficient quantity of product for development, clinical trials or potential commercialization;
●	obtaining marketing approvals with labeling for sufficiently broad patient populations and indications, without unduly restrictive distribution limitations or safety warnings, such as black box warnings or a REMS, program;
●	obtaining and maintaining patent, trademark and trade secret protection, and regulatory exclusivity for our product candidates and preclinical program;
●	making arrangements with third parties for manufacturing capabilities;
●	launching commercial sales of products, if and when approved, whether alone or in collaboration with others;
●	acceptance of the therapies, if and when approved, by patients, physicians and third-party payors;
●	competing effectively with other therapies;
●	obtaining and maintaining adequate reimbursement for the therapies;
●	protecting our rights in our intellectual property portfolio; and
●	maintaining a continued acceptable safety profile of our drugs following approval.

If we do not achieve one or more of these factors in a timely manner or at all, our product candidates could experience significant delays to market or result in unsuccessful commercialization which would harm our business. If we do not successfully develop and commercialize product candidates or collaborate with others to do so, we will not be able to obtain product revenue in future periods, which could significantly harm our financial position and adversely affect the trading price of our common stock.

Success in preclinical studies or clinical trials may not be indicative of results in current or future clinical trials.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Our product candidates may fail to show the necessary safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials.

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

We, or our potential collaborates, may not commercialize, market, promote, or sell any product candidate without obtaining marketing approval from the FDA, the EMA or other comparable regulatory authority, and we may never receive such approvals. Even if our product candidates appear sufficiently effective and/or safe in patients in well-controlled clinical trials, it is impossible to predict if or when these product candidates will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We may experience numerous unforeseen events prior to, during, or because of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	the FDA, the EMA or other comparable regulatory authority may change from the views they have expressed to us as to the design, implementation, and/or interpretation of our clinical trials;
●	the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program;
●	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may not reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●	clinical trials of our product candidates may produce negative or inconclusive results; for example, the clinical cure rate of patients with uncomplicated gonorrhea treated with intermuscular ceftriaxone is high, which may confound the analysis of the zoliflodacin Phase 3 registration trial;
●	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
●	we may not be able to complete our clinical trials in a timely manner, if at all, for example because the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate, or we may fail to recruit suitable patients to participate in a trial;
●	we may fail to comply with regulatory requirements applicable to us to FDA’s or other comparable regulatory authority’s satisfaction;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	regulators may issue a clinical hold, or regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our product candidates may be greater than we anticipate;
●	the FDA, the EMA or other comparable regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with whom we enter into agreements for clinical and commercial supplies;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
●	our product candidates, once exposed to greater numbers of patients, may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the clinical trials or cause regulatory authorities to refuse to approve our product candidates or approve them only with significant restrictions on distribution or use;
●	even if our clinical trials are successful, the FDA, the EMA or other comparable regulatory authorities may determine that the overall risk-benefit profiles of our product candidates are insufficient to support marketing authorization; and
●	the approval policies or regulations of the FDA, the EMA or other comparable regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

If we are not successful in discovering, developing, and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Although a substantial amount of our effort will focus on the continued clinical testing and potential regulatory approval of our product candidates, an element of our strategy is to develop and commercialize, either by ourselves or with a collaborator, our highly differentiated, targeted product candidates to treat serious infections caused by multidrug-resistant Gram-negative bacteria and discover and develop novel product candidates in other therapeutic areas. We are seeking to do so by utilizing our discovery research experience and capabilities to design active new compounds that target causative mechanisms of disease. To date we have focused our clinical development on multidrug-resistant pathogens and plan to leverage this experience in the development and regulatory paths available for first-in-class or best-in-class molecules in other therapeutic areas. Research efforts to identify and develop product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

If we fail to develop and successfully generate revenue from other current and future product candidates, our business and future prospects may be harmed, and our business will be more vulnerable to any problems that we or potential collaborates may encounter in developing and commercializing our current product candidates.

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

For instance, patients involved in our clinical trials are generally in the hospital setting and the decision to participate can be made by the caregiver or doctor. Accordingly, seeking consent for patient participation may become difficult when the family and/or the patient may not be available to consider participation in a clinical trial and the providers/investigators seeking the consent often have no established relationship with the family or patient. The challenges of obtaining consent for patient participation have increased during the COVID-19 pandemic as hospitals have imposed restrictions on visitation by friends or family members who may be able to provide consent on behalf of patients. The COVID-19 pandemic may make patients less willing to seek medical attention or return for follow-up visits post-treatment. In addition, some of our competitors have ongoing clinical trials to treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors. If we are not successful at enrolling patients in one clinical trial, it may affect when we are able to initiate our next clinical trial, which could result in significant delays in our efforts to pursue regulatory approval of and commercialize our product candidates. Patient enrollment is affected by other factors including:

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts (generally referred to as adverse events), to their doctor. We are required to report adverse events to the FDA and other regulatory authorities. Often, it is not possible to determine whether the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm or refute these observations, if they occur. In addition, it is possible that as we test our product candidates in larger, longer and more extensive clinical programs, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. Many times, side effects are only detectable after investigational drugs are tested in large-scale, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that any of our current product candidates or any future product candidates of ours, has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition.

Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed and our ability to generate revenue through their sale may be delayed or eliminated. Any of these occurrences may significantly harm our business, financial condition and prospects.

Additionally, if any of our product candidates receive marketing approval, regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication, or the adoption of a REMS program to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the drug for distribution to patients and a communication plan to health care practitioners, and/or significant restrictions on distribution or use of the drug. Furthermore, if we or others later identify undesirable side effects caused by our product candidates, several potentially significant negative consequences could result, including:

●	regulatory authorities may suspend or withdraw approvals of such product candidate;
●	regulatory authorities may require additional warnings on the label or impose distribution or use restrictions;
●	we may be required to change the way a product candidate is administered or conduct additional clinical trials, including one or more post-market studies;
●	we could be sued and held liable for harm caused to patients;
●	we may be required to implement a REMS, including the creation of a medication guide outlining the risks of such side effects for distribution to patients, and/or other elements to assure safe use;
●	we may need to conduct a recall; and
●	our reputation may suffer.

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

From time to time, we may announce interim top-line or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

Two of our product candidates are β-lactamase inhibitors developed in combination with approved β-lactam antibiotics. If the FDA, the EMA or a comparable regulatory authority revokes the approval of one or both of β-lactam antibiotics, we may be unable to obtain approval for our product candidates.

Two of our product candidates inhibit one of the most prevalent forms of bacterial resistance, β-lactamase enzymes, so-named because of their ability to inactivate β-lactam antibiotics, one of the most commonly used classes of antibiotics. By blocking this resistance mechanism, these product candidates, when administered in combination with β-lactam antibiotics, are designed to restore the efficacy of those antibiotics. Durlobactam is a novel IV, broad-spectrum BLI that we are developing in combination with sulbactam, an IV β-lactam antibiotic, for the treatment of a variety of serious multidrug-resistant infections caused by Acinetobacter. ETX0282 is a novel, oral BLI that we are developing in combination with cefpodoxime, an oral β-lactam antibiotic, for the treatment of cUTIs, including those caused by Enterobacteriaceae.

Sulbactam and cefpodoxime are both FDA approved antibiotics. However, we did not develop or obtain marketing approval for, nor do we manufacture or sell, sulbactam or cefpodoxime or any other currently approved drug that we may study in combination with our product candidates. If the FDA, the EMA or a comparable regulatory authority revokes the approval of the drug or drugs in combination with which we determine to develop our product candidates, we may not be able to market our product candidates in such jurisdictions.

Furthermore, if safety or efficacy issues arise with any of these drugs, we could experience significant regulatory delays, and the FDA, the EMA or a comparable regulatory authority may require us to redesign or terminate the applicable clinical trials. In addition, if manufacturing or other issues result in a shortage of supply of the drugs with which we determine to combine with our product candidates, we may not be able to complete their clinical development on our current timeline or at all.

Even if our product candidates were to receive marketing approval or be commercialized for use in combination with other existing drugs, we would continue to be subject to the risks that the FDA, the EMA or a comparable regulatory authority could revoke approval of the drug used in combination with our product candidates or that safety, efficacy, manufacturing or supply issues could arise with these existing drugs.

Demand for our product candidates, if approved, will depend in part on continued resistance to empirically used broad-spectrum antibiotics and continued use of pathogen identification and resistance profiling.

Each of our product candidates, is aimed at treating antibiotic resistant gram-negative bacteria of a specific genus and/or species, such as Acinetobacter baumannii, Pseudomonas aeruginosa or certain strains of Enterobacteriaceae. Typically, when a patient presents with an infection and the bacteria causing the infection is not known or only suspected, a broad-spectrum antibiotic is administered as a first-line empiric treatment pending tests to identify the bacterial pathogen causing the infection and resistance profile. Our product candidates are being developed for use following the identification of the bacterial pathogen and if the resistance profile of the bacterial pathogen suggests that the first-line broad-spectrum antibiotic is not likely to be effective. Our product candidates are designed to treat specific antibiotic-resistant bacteria where broad-spectrum antibiotics are typically not effective due to the development of antibiotic resistance. However, in those cases when empiric treatment with a broad-spectrum antibiotic has been effective, or in other words the bacteria remain susceptible to existing antibiotics, there would not be a need for treatment of drug-resistant bacteria with our product candidates. If the bacteria we target become less resistant to existing broad-spectrum antibiotics, or if new broad-spectrum antibiotics are developed that are equally effective against the specific bacteria we target, then the potential demand for our product candidates could be diminished.

In addition, while pathogen identification and resistance profiling are common tests that have been employed for decades and are standard practice in hospital microbiology laboratories, and as more recently developed and approved rapid diagnostic technologies have demonstrated utility to guide the appropriate use of antibiotics, both these approaches can be costly and/or time consuming. If these tests do not remain standard procedure and available for clinicians, for example because their coverage and reimbursement status by third-party payors is reduced or eliminated, this could also limit the potential demand for our product candidates.

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

We are also required to register certain ongoing clinical trials and post the results of certain completed clinical trials on government-sponsored, publicly accessible databases, such as, ClinicalTrials.gov, within specified timeframes. Failure to do so by us or third parties can result in FDA refusal to approve applications based on the clinical data, enforcement actions, adverse publicity and civil and criminal sanctions.

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the results of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any NDA we submit. Any such delay or rejection could prevent us from commercializing our product candidates.

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

We have limited capabilities for drug development and do not yet have any capabilities for sales, marketing or distribution. Additionally, our product development programs and the commercialization of our product candidates will require substantial additional cash to fund expenses. As a result of these factors, we are, and expect to continue to be, dependent on collaborations relating to the development and commercialization of our existing and future product candidates. We currently have a collaborative relationship with Zai Lab to develop durlobactam and SUL-DUR in the Asia-Pacific region and with GARDP to develop zoliflodacin in a Phase 3 registration trial in uncomplicated gonorrhea. We have had and will continue to have discussions on potential partnering opportunities with various pharmaceutical companies. In addition, we may seek third-party collaborators for the development and commercialization of our product candidates, particularly for the commercialization of our product candidates either within or outside the United States. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies and we may face significant competition in seeking appropriate collaborators. If we fail to enter into or maintain collaborations on reasonable terms or at all, our ability to develop our existing or future product candidates could be delayed, the commercial potential of our products could change, and our costs of development and commercialization could increase. If we enter into any future collaboration arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Our collaborations with Zai Lab, NIAID and GARDP and any future collaborations we might enter into may pose a number of risks, including:

●	collaborators often have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not perform their obligations as expected or contractually obligated;
●	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

●	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such products;
●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
●	collaborators may not properly maintain or defend our or their intellectual property rights or may use our or their proprietary information in such a way as to invite litigation that could jeopardize or invalidate such intellectual property or proprietary information or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	collaborators may be subject to geo-political actions, natural disasters or other occurrences, including public health epidemics such as the COVID-19 pandemic currently impacting China and elsewhere;
●	collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates; and
●	collaborators’ decisions may limit the availability of the product supplies required for development, clinical and commercial activities.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our drug development or commercialization program could be delayed, diminished or terminated.

The failure of Zai Lab or GARDP to adequately perform their obligations and responsibilities in connection with the regulatory submissions for the approval of SUL-DUR or the conduct of the Phase 3 registration trial of zoliflodacin, respectively, could harm our business because we may not obtain regulatory approval for SUL-DUR or zoliflodacin in a timely manner, or at all.

We have entered into a license and collaboration agreement with Zai Lab, pursuant to which they managed the portion of our Phase 3 registration trial of SUL-DUR for Acinetobacter infections conducted in China and are responsible for all interactions with regulatory authorities within their territory, including China. We have also entered into an arrangement with GARDP pursuant to which it is conducting the Phase 3 registration trial of zoliflodacin in patients with uncomplicated gonorrhea. Under our arrangement with Zai Lab, Zai Lab funded most of our clinical trial costs in China for SUL-DUR, including all costs for our Phase 3 registration trial for Acinetobacter infections. Under our agreement with GARDP, GARDP will fund all the Phase 3 development costs for zoliflodacin, including costs of the manufacture and supply of the product candidate, and will take the lead in Phase 3 clinical development activities. While we continue to provide operational and logistical support for the Phase 3 registration trials, we have limited control of the activities of our collaborators. We cannot control whether our collaborators will devote sufficient time and resources to the Phase 3 registration trials or subsequent regulatory interactions, or if they will comply with applicable regulations and other requirements in jurisdictions where they operate. If either Zai Lab or GARDP does not successfully carry out its obligations and responsibilities or meet expected deadlines, or if the quality or accuracy of the clinical data either obtains is compromised due to the failure to adhere to clinical protocols, regulatory requirements or for other reasons, the Phase 3 registration trial of zoliflodacin may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, either SUL-DUR or zoliflodacin. As a result, our results of operations and the commercial prospects for SUL-DUR or zoliflodacin would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

Even if we can establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails risks, including:

●	reliance on the third party for regulatory compliance and quality assurance;
●	the possible breach of the manufacturing agreement by the third party;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how;

●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and
●	supply chain disruptions due to geo-political actions, natural disasters or public healthy crises, including epidemics such as the COVID-19 pandemic.

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

Aspects of our development programs are currently being supported, in part, with funding from the NIH, NIAID, CARB-X and the DOD. Contracts and grants awarded by the U.S. government, its agencies and its partners, including our awards from the NIH, NIAID, CARB-X, and the DOD, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

Risks Related to the Commercialization of Our Product Candidates

If we are unable to establish sales, marketing, market access, manufacturing and distribution capabilities for our product candidates, or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing our product candidates, if and when they are approved.

We do not have a sales, marketing, or market access infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any product candidate for which we may obtain marketing approval, we will need to establish a sales, marketing and market access organization or enter into collaboration, distribution and other sales, marketing and/or market access arrangements with one or more third parties to commercialize our product candidates. In the United States, we are evaluating whether to build our own commercial organization to target sites of care with the greatest incidence of serious and life-threatening multidrug-resistant infections and recruit experienced sales, marketing, market access and distribution professionals, leverage the experience and capabilities of an established commercial organization, or engage a third party who will establish select commercial capabilities on our behalf. The development of sales, marketing, market access and distribution capabilities will require substantial resources, will be time-consuming and could delay any product launch. We are considering working with multi-national pharmaceutical companies or experienced regional healthcare companies to leverage their commercialization capabilities to commercialize any product candidate for which we may obtain regulatory approval either within and/or outside of the United States.

If the commercial launch of a product candidate for which we, or a third party, recruit a sales force and establish marketing, market access and distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment would be lost if we cannot retain or reposition our sales, marketing and market access personnel. In addition, we may not be able to hire a sales force in the United States that is sufficient in size or has adequate expertise to target the sites of care that we intend to target. If we are unable to establish a sales force, marketing, market access and distribution capabilities, our operating results may be adversely affected.

Factors that may inhibit our or our collaborators efforts to commercialize our drugs include:

●	inability to recruit, train and retain adequate numbers of effective sales, marketing and market access personnel;
●	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage compared to companies with more extensive product lines;
●	unforeseen costs and expenses associated with creating or contracting with a third party to create a sales, marketing and market access organization; and

●	unforeseen costs and limitations regarding setting up a distribution network.

If we are unable to establish our own sales, marketing, market access and distribution capabilities in the United States and, instead, enter into arrangements with third parties to perform these services, our revenues from these products and our profitability, if any, could potentially be lower than if we were to sell, market and distribute any product candidates that we develop ourselves. We intend to work with multi-national pharmaceutical companies or experienced healthcare companies to assist with the commercialization outside the United States of any of our product candidates that receive regulatory approval. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have limited control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales, marketing, market access and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.

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

We are initially developing zoliflodacin for the treatment of uncomplicated gonorrhea due to N. gonorrhoeae infections, including multidrug-resistant strains. Gonorrhea is commonly treated with the combination therapy of intramuscular ceftriaxone injection and oral azithromycin, both generically available agents. Additional generic cephalosporins and fluoroquinolones are also prescribed, but not recommend as primary treatment options given current resistance rates. Gepotidacin, currently under development for a variety of infections by GlaxoSmithKline plc, is the only potentially competitive product candidate in late-phase clinical development that we are aware of that is addressing gonorrhea.

We have initially developed ETX0282CPDP for the treatment of cUTIs, including those caused by multidrug-resistant Enterobacteriaceae. There are a variety of generically available antibiotic classes available for the treatment of such infections, including cephalosporins, carbapenems and fluoroquinolones. Additionally, there are several IV approved branded agents targeting multidrug-resistant cUTIs. We are aware of additional potentially competitive oral product candidates that may address a limited breadth of multidrug-resistant Gram-negative pathogens.

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

Market acceptance and sales of any product candidates that we or our collaborators commercialize will depend in part on the extent to which reimbursement for these drugs and related treatments will be available from third-party payors, including government health care programs (such as Medicare and Medicaid), government health administration authorities, managed care organizations and other private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug does not assure that other payors will also provide coverage and adequate reimbursement for the drug. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each payor determines whether it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its list of covered drugs, or formulary, it will be placed. The position on a payor’s formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our drugs, and providers are unlikely to prescribe our drugs, unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our drugs and their administration.

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

We or our collaborators may seek regulatory approval for our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements in foreign countries;
●	the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market with low or lower prices rather than buying them locally;
●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
●	economic weakness, including inflation, or political instability in foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	reduced level of reimbursement, pricing and insurance regimes compared to the United States;
●	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;

●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods, fires, and public health epidemics, such as the COVID-19 pandemic currently impacting China and elsewhere.

These and other risks associated with our international operations may compromise our ability to achieve or maintain profitability.

Risks Related to Our Business and Managing Our Growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the management, research and development, clinical, financial and business development expertise of Manoussos Perros, Ph.D., our chief executive officer, David Altarac, M.D., our chief medical officer, John Mueller, Ph.D., our chief development officer, Ruben Tommasi, Ph.D., our chief scientific officer, Matt Ronsheim, Ph.D., our chief pharmaceutical sciences and manufacturing officer, and Anna Diaz Triola, our chief commercial officer, as well as the other members of our scientific and clinical teams. Although we have employment agreements with our executive officers, each of them may nevertheless terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees.

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

As of December 31, 2021, we had 51 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of quality and regulatory and medical affairs and, if any of our product candidates receives marketing approval, sales, marketing, product supply chain as well as G&A functions including IT and finance. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, potentially expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate, a patent being held unenforceable, and/or in one or more or in patent claims being narrowed or invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products or limit the duration of the patent protection of our technology and products.

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

Our business success depends, in part, on our ability to discover, develop, manufacture, market and sell our product candidates without infringing the intellectual property and other proprietary rights of third parties. Numerous third-party U.S. and non-U.S. issued patents exist in the area of antibacterial treatment, including compounds, formulations, treatment methods and synthetic processes that may be applied towards the synthesis of antibiotics. If any of their patents cover our product candidates or technologies, we may not be free to manufacture or market our product candidates as planned.

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

Our product candidates and the activities associated with their development and commercialization, including their design, research, testing, manufacture, safety, efficacy, quality control, recordkeeping, labeling, packaging, storage, approval, advertising, promotion, sale, distribution, import, export, and reporting of safety and other post-market information, are subject to comprehensive regulation by the FDA, the EMA and other foreign regulatory agencies. Failure to obtain marketing approval for a product candidate will prevent us or a potential collaborator from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and will rely on third parties to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. We may not be able to successfully manufacture our products in compliance with applicable requirements such as GMPs. If any of our product candidates receives marketing approval, the accompanying label may limit its approved use more narrowly than we anticipate, which could limit sales of the product.

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

Even if we obtain marketing approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we or our collaborators manufacture and market our products and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue.

Even if marketing approval of a product candidate is granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation, including the potential requirements to implement a REMS or to conduct costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements including ensuring that quality control and manufacturing procedures conform to cGMP, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements, among other things. We and our contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMP. We must also comply with FDA requirements for adverse event reporting for commercial products.

Accordingly, assuming we receive marketing approval for one or more of our product candidates, we and our contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for our products withdrawn by regulatory authorities and our ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. We could also be subject to other civil or criminal penalties. Thus, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Any product candidate for which we obtain marketing approval could be subject to post-marketing restrictions or recall or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.

The FDA and other federal and state agencies, including the U.S. DOJ, closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use and if we market our products for indications other than their approved indications, we may be subject to enforcement action for off-label marketing. Violations of such requirements may lead to investigations alleging violations of the Food, Drug and Cosmetic Act and other statutes, including the False Claims Act and other federal and state health care fraud and abuse laws as well as state consumer protection laws.

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

Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we research, sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws that may affect our ability to operate include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid;
●	federal civil and criminal false claims laws, including the federal False Claims Act, which impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent;
●	HIPAA, which created additional federal criminal and civil statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
●	HIPAA, as amended by the HITECH Act of 2009, and their respective implementing regulations, which impose obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payments Sunshine Act, created under Section 6002 of Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, and its implementing regulations, which created annual reporting requirements for manufacturers of drugs, devices, biologicals and medical supplies for certain payments and “transfers of value” provided to covered recipients, including physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

●	analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and drug pricing; state and local laws requiring the licensure of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us or our collaborators from being able to generate revenue, attain profitability, or commercialize our drugs.

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

There has been heightened governmental scrutiny in the United States and abroad of pharmaceutical pricing practices considering the rising cost of prescription drugs and biologics. In the United States, such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the former Trump Administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the 2020 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. The former Trump Administration also released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers.

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

Under the Bribery Act, we may also be liable for failing to prevent a person associated with us from committing a bribery offense. We, our collaborators, and those acting on our behalf operate in a number of jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we participate in collaborations and relationships with third parties whose corrupt or illegal activities could potentially subject us to liability under the Bribery Act, FCPA or local anticorruption laws, even if we do not explicitly authorize or have actual knowledge of such activities. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject, or the way existing laws might be administered or interpreted.

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

As of December 31, 2021, Innoviva, held approximately 59.9% of our issued and outstanding shares of common stock, and accordingly controls 59.9% of our voting power. Innoviva’s large ownership stake may allow it to exert a significant influence on actions requiring a stockholder vote, potentially including amendments to our certificate of incorporation, election of our board of directors, removal of any of our directors, adoption of measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination involving us, and approval of other major corporate transactions. In addition, Innoviva’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. Innoviva has appointed an Observer to our Board, and retains the right to appoint two directors to our Board so long as it maintains certain thresholds of stock ownership, which it presently exceeds. As a result of its stock ownership and ability to appoint directors to our Board, Innoviva has the ability to significantly influence management and to exercise control over our business. Stockholders other than Innoviva correspondingly do not have the ability to influence management or exercise control over the business.

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

Our common stock is concentrated in several shareholders who hold large positions. For example, Innoviva, held 59.9% of our issued and outstanding common stock and AstraZeneca held 4.5% of our issued and outstanding common stock as of December 31, 2021. If holders of large numbers of our shares sell a substantial number of our shares of common stock in the public markets, or if there is the perception that such sales could occur, such sales could depress the market price of our shares of common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict neither the number of shares that might be sold by our current or future investors nor the effect that future sales of our shares of common stock would have on the market price of our shares of common stock.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions and matters submitted to stockholders for approval.

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates beneficially own, in the aggregate, greater than 50% of our outstanding common stock, based on the number of shares of our common stock outstanding as of December 31, 2021. As a result, these persons, acting together, would be able to control all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all our assets, or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by: delaying, deferring, or preventing a change in control; entrenching our management and/or the board of directors; impeding a merger, consolidation, takeover, or other business combination involving us; or by discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities.

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

General Risk Factors

Significant disruptions of our information technology systems or data security incidents could result in significant financial, legal, regulatory, business, and reputational harm to us.

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

Tax authorities may disagree with our positions and conclusions regarding certain tax positions, resulting in unanticipated costs, taxes, or non-realization of expected benefits.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices occupy 20,062 square feet of leased office, research and development and laboratory facility space in Waltham, Massachusetts, pursuant to a lease agreement that expires in December 2022. In February 2022 the Company made the decision to exercise the renewal option within the AZ lease which will extend the lease term for an additional three years. We believe that our current facilities are suitable to meet our current needs.

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

Holders of Record

As of February 25, 2022, we had approximately 10 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

On June 11, 2021, we completed a private placement transaction, the Third Private Placement, in which we sold to Innoviva a total of 10,000,000 shares of our common stock and issued warrants to purchase an additional 10,000,000 shares of our common stock, with an exercise price per share of $2.00. The Third Private Placement was closed in two tranches for total aggregate gross proceeds of $20.0 million.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

Not applicable.

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

Overview

We are an advanced, late clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of targeted antibacterial products that address high unmet medical needs to treat serious infections caused by multidrug-resistant pathogens.

Our lead product candidate, sulbactam-durlobactam, or SUL-DUR, is an intravenous, or IV, combination of sulbactam, an IV β-lactam antibiotic, and durlobactam, a novel broad-spectrum IV β-lactamase inhibitor, or BLI, that we are developing for the treatment of pneumonia and bloodstream infections caused by carbapenem-resistant Acinetobacter baumannii, or Acinetobacter. Based on current carbapenem resistance rates, we estimate there are in excess of 250,000 hospital-treated carbapenem-resistant Acinetobacter infections annually across the United States, Europe, the Middle East and China for which significant morbidity and mortality exists due to limited treatment options. We initiated ATTACK (Acinetobacter Treatment Trial Against Colistin), our single Phase 3 registration trial in 2019, and announced positive top-line Phase 3 data in October 2021. Based on the success of ATTACK and the totality of the SUL-DUR preclinical and clinical data, we also announced our intention to file a new drug application, or NDA, with the U.S. Food & Drug Administration, or FDA, in mid-2022. SUL-DUR has been awarded Fast Track status designation providing potential eligibility for accelerated approval and priority review, if relevant criteria are met, following acceptance of our submission by the FDA. With the support of our partner Zai Lab (Shanghai) Co., Ltd. or Zai Lab (Nasdaq: ZLAB), we enrolled approximately 25% of the ATTACK trial in China and combined with the strength of the overall SUL-DUR data set, we believe will also support a regulatory submission in China. Zai Lab has an exclusive license to develop and commercialize SUL-DUR in mainland China as well as the broader Asia-Pacific region.

Our second late-stage product candidate, zoliflodacin, is a novel orally administered molecule being developed for the treatment of uncomplicated gonorrhea. The bacterial pathogen responsible for gonorrhea is Neisseria gonorrhoeae, or N. gonorrhoeae, including multidrug-resistant strains. Intramuscular injections of ceftriaxone now represent the only U.S. Centers for Disease Control and Prevention, or CDC, recommended treatment option for the estimated 1.6 million annual cases of gonorrhea in the United States. We believe there is a growing unmet need for a single-dose oral antibiotic that will reliably treat patients with gonorrhea, including infections caused by multidrug-resistant strains of N. gonorrhoeae, which are emerging globally. The Phase 3 registration trial, initiated in September 2019, is sponsored by our nonprofit collaborator, the Global Antibiotic Research and Development Partnership, or GARDP, which as the sponsor is also responsible for all Phase 3 clinical trial and pharmaceutical development expenses. GARDP has commercial rights to zoliflodacin in up to 168 low- and select middle-income countries, while Entasis retains commercial rights in the major markets in North America, Europe and Asia-Pacific. Based on current enrollment rates, we anticipate the trial to be fully enrolled in 2023.

Our third product candidate is ETX0282CPDP which is a combination of a novel, oral BLI, ETX0282, with cefpodoxime proxetil or CPDP, which has the potential to address complicated urinary tract infections, or cUTIs, including those caused by multidrug-resistant Enterobacteriaceae. We believe there is a significant unmet need for new oral antibiotics to reliably treat the estimated 3 to 4 million patients diagnosed annually with cUTIs. We have reported preliminary Phase 1 trial results, and we are now seeking a partner to help further advance ETX0282CPDP through additional clinical trials. This program was previously supported by the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator program, or CARB-X.

We are also advancing the development of a novel class of antibiotics, non β-lactam inhibitors of penicillin-binding proteins, or NBPs. We believe NBPs constitute a potential new class of Gram-negative antibacterial agents that are designed to target a broad spectrum of multidrug resistant bacterial pathogens that overcome the main source of β-lactam resistance which is driven by β-lactamase activity. This novel class of agents is designed to potentially target a broad spectrum of multidrug resistant bacterial pathogens that are part of the CDC/World Health Organization, or WHO, list of high unmet medical need or ESKAPE pathogens. We selected ETX0462 as the initial clinical candidate for this program and with support from CARB-X we are currently working to complete additional pre-clinical activities to enable the program to advance into a Phase 1 clinical trial. In June 2020, we were awarded a contract from the National Institutes of Health, or NIH, to support research towards developing additional NBP molecules with expanded Gram-negative spectrum from this novel class. This research program, designated NBP2, is attempting to target Klebsiella, Pseudomonas and E. coli from the ESKAPE list of pathogens. In July 2021, we successfully completed the first milestones for the program and have been awarded the Option 1 Period of the program to proceed with further optimization, beginning August 1, 2021. Subject to achieving pre-defined milestones, the contract is expected to sufficiently fund activities to achieve submission of an Investigational New Drug, or IND, application to the FDA.

Since our inception in May 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, conducting discovery and development activities for our programs and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. As of December 31, 2021, we have funded our operations primarily with net cash proceeds of $104.2 million from the sale of our preferred stock, net cash proceeds of $65.6 million from the sale of common stock in our initial public offering, and net cash proceeds of $78.5 million from the sale of common stock, warrants and pre-funded warrants in private placements and at-the-market sales to certain investors in 2021 and 2020. We have also either directly received funding or financial commitments from, or have had our program activities conducted and funded by, the U.S. government through our arrangements with NIAID, CARB-X, and the U.S. Department of Defense, or DOD, and we have received non-profit awards from GARDP and upfront and milestone payments from our license and collaboration agreement with Zai Lab.

Funding Arrangements

NIH

In June 2020, we entered into a contract with NIAID, part of the NIH, with an effective date of July 1, 2020. The contract consists of an initial award of approximately $3.0 million, with the potential to increase it up to $15.5 million, that will be used to develop novel molecules from our NBP platform. In July 2021, we successfully completed the first milestones for the program associated with the initial award and have been awarded the Option 1 Period of the program to proceed with further optimization, beginning August 1, 2021. This option consists of any additional $2.9 million, bringing the total award to $5.9 million. Funding from the contract will support research towards developing molecules with expanded Gram-negative spectrum against antibiotic-resistant bacterial pathogens including E. coli, Acinetobacter, Pseudomonas and Klebsiella. Through December 31, 2021, we had received $3.2 million in payments and we have recorded $3.9 million of grant income under this funding arrangement.

CARB-X

In March 2017 and October 2017, we entered into funding arrangements with the Trustees of Boston University to utilize funds from the U.S. government, through the CARB-X program, for support of our ETX0282CPDP and ETX0462 programs. These funding arrangements could cover up to $18.5 million of our specified research expenditures from April 2017 through May 2023. Through December 31, 2021, we had received $12.6 million in payments and we have recorded $12.9 million of grant income under these funding arrangements. The remaining $5.6 million of grant income that could be recorded is related to our ETX0462 program.

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

Zai Lab

In April 2018, we entered into a license and collaboration agreement with Zai Lab pursuant to which Zai Lab licensed exclusive rights to durlobactam and SUL-DUR in the Asia-Pacific region. Under the terms of the agreement, Zai Lab will fund most of our registration trial costs in China for SUL-DUR, with the exception of Phase 3 patient drug supply of licensed product. As of December 31, 2021, we have received net payments of $15.8 million, representing the $5.0 million upfront payment, $7.0 million of milestone payments, $0.6 million of research support payments and $5.4 million of certain other reimbursable registration trial costs, less applicable taxes of $2.2 million, from Zai Lab and we have recognized revenue of $12.0 million under this agreement.

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

To date, substantially all of our research and development expenses have been related to the preclinical and clinical development of our product candidates and preclinical programs. The following table shows our research and development expenses by development program and type of activity for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020

	(in thousands)
Direct research and development expenses by program:
SUL-DUR	$16,820	$23,356
ETX0462	2,271	1,968
ETX0282CPDP	130	160
Zoliflodacin	6	2
Other preclinical programs	1,126	822
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	14,464	12,383
Facilities, supplies and other	2,288	2,331
Total research and development expenses	$37,105	$41,022

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

Results of Operations

Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	$ Change

	(in thousands)
Operating expenses:
Research and development	37,105	41,022	(3,917)
General and administrative	15,212	13,209	2,003
Total operating expenses	52,317	54,231	(1,914)
Loss from operations	(52,317)	(54,231)	1,914
Other income:
Grant income	5,163	3,562	1,601
Interest income	13	173	(160)
Total other income	5,176	3,735	1,441
Net loss	$(47,141)	$(50,496)	$3,355

Research and Development Expenses

Research and development expenses were $37.1 million for the year ended December 31, 2021, compared to $41.0 million for the year ended December 31, 2020. The decrease of $3.9 million was primarily due to a decrease of $6.5 million in clinical development expenses related to the advancement of SUL-DUR; offset in part by an increase of $2.1 million of personnel expenses associated with higher headcount, higher salaries and higher stock-based compensation expense resulting from options and restricted stock units granted during the year ended December 31, 2021, an increase of $0.3 million in preclinical and clinical development expenses related to the advancement of ETX0462 and an increase of $0.3 million in other preclinical programs. The decrease in preclinical and clinical development expenses of $6.5 million associated with SUL-DUR was primarily due to a decrease of $5.4 million in clinical trial costs, a decrease of $1.3 million in drug manufacturing costs, and a decrease of $0.4 million in commercial readiness activities; partially offset by an increase of $0.6 million in NDA filing support fees. The increase in clinical development expenses of $0.3 million associated with the advancement of ETX0462 was primarily due to an increase of $0.7 million in drug manufacturing costs, offset by a decrease of $0.4 million in toxicology studies.

General and Administrative Expenses

General and administrative expenses were $15.2 million for the year ended December 31, 2021, compared to $13.2 million for the year ended December 31, 2020. The increase of $2.0 million was driven by an increase of $1.0 million in personnel expenses associated with higher headcount and higher salaries, an increase of $0.6 million in professional expenses and an increase of $0.4 million in insurance expenses. The increase of $0.6 million in professional expenses was primarily due to an increase of $0.3 million in consulting expenses, an increase of $0.2 million in investor and public relations expenses and an increase of $0.1 million in legal expenses.

Other Income

Other income was $5.2 million for the year ended December 31, 2021, compared to $3.7 million for the year ended December 31, 2020. The increase of $1.4 million was due to an increase in grant income of $1.6 million from our agreements with CARB-X and NIH; offset by a decrease in interest income of $0.2 million.

Liquidity and Capital Resources

Overview

As of December 31, 2021, we had cash and cash equivalents of $32.3 million. We have funded our operations to date with the proceeds from equity securities offerings. In addition, we also have received funding or financial commitments from, or have had our program activities conducted and funded by, the U.S. government through arrangements with NIAID, CARB-X, NIH and the U.S. Department of Defense, and have received non-profit awards from GARDP and upfront milestone and cost reimbursement payments from Zai Lab.

Going Concern

Since our inception, we have incurred recurring losses and negative cash flows from operations. Our net loss was $47.1 million for the year ended December 31, 2021 and $50.5 million for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $231.6 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates. Based on our current operating plan, we do not believe that our existing cash and cash equivalents, including the $15.0 million received from Innoviva in February 2022 as part of the securities purchase agreement described in further detail below, will be sufficient to fund our operating expenses and capital expenditure requirements through the remainder of 2022. However, we believe it will be sufficient to fund our operating expenses and capital expense requirements through the end of the third quarter of 2022.

These conditions and events raise substantial doubt about our ability to continue as a going concern for the one-year period following the issuance of our financial statements for the year ended December 31, 2021. To finance our operations beyond this point, we will need to raise substantial additional capital or effectively implement cost reductions, neither of which can, be assured. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be further diluted, which dilution may be significant. See Note 1, Organization and Description of Business, and Note 8, Stockholders’ Equity and Stock Based Compensation Expense, in the accompanying notes to our unaudited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information on our assessment. If we are not able to secure adequate additional funding in future periods, we may make reductions in certain expenditures, which may include suspending or curtailing planned activities and delaying, or reducing the scope of, suspending or eliminating one or more research and development programs or commercialization efforts. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

We will not generate revenue from product sales unless and until we or a collaborator successfully complete clinical development and obtain regulatory approval for our current and future product candidates. If we obtain regulatory approval for any of our product candidates that we ultimately decide to commercialize on our own, we will incur significant expenses related to commercialization, including developing our internal commercialization capability to support product sales, marketing and distribution.

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

At-the-Market Facility

In August 2021, we entered into a Controlled Equity Offering Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co, or Cantor, for the offer and sale of up to $17.5 million of its common stock at the then current market prices in amounts to be determined from time to time. On October 21, 2021, the Company sold an aggregate of 200,000 shares of common stock at a sale price of $3.25 per share, for gross proceeds of $0.7 million. Proceeds, net of fees, were $0.6 million.

Innoviva, Inc. Securities Purchase Agreement

On May 3, 2021, we entered into a securities purchase agreement, or the Third Securities Purchase Agreement, with a subsidiary Innoviva, Inc., or Innoviva, pursuant to which we agreed to issue and sell to the Innoviva subsidiary, in a private placement up to 10,000,000 newly issued shares of our common stock at $2.00 per share and warrants to purchase up to 10,000,000 shares of common stock, each with an exercise price per share of $2.00, collectively the Third Private Placement. The warrants will be exercisable immediately and will have a five-year term.

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

As of December 31, 2021, Innoviva owns approximately 59.9% of our outstanding common stock, without giving effect to the potential exercise of warrants. On February 1, 2022, our Board of Directors received a preliminary, non-binding proposal from Innoviva to acquire all the outstanding equity securities of the Company that are not currently owned by Innoviva for a per share consideration of $1.80 payable in cash. The offer letter delivered by Innoviva to our Board of Directors is publicly available in the Schedule 13D amendment dated February 1, 2022, filed by Innoviva with the SEC. Our Board of Directors, which does not include any members appointed by or affiliated with Innoviva, has retained MTS Health Partners, L.P. and Covington & Burling, LLP to explore alternatives and to assist the board of directors in its evaluation of the proposal consistent with fiduciary duties.

On February 17, 2022, we entered into a securities purchase agreement, or the Fourth Securities Purchase Agreement, with a subsidiary of Innoviva, pursuant to which we issued and sold to Innoviva, in a private placement which closed on February 18, 2022, a convertible promissory note having a principal amount of $15.0 million, or Convertible Note. The Convertible Note is convertible at maturity at the election of us or Innoviva into shares of our common stock at a conversion price of $1.48 per share of common stock and warrants to purchase an equal number of shares of common stock with an exercise price of $1.48 per share of common stock, or the Warrants. The Convertible Note will also be convertible at the option of Innoviva if we engage in certain capital markets transactions, asset sales or royalty transactions. If we are acquired prior to the maturity date of the Convertible Note, the Convertible Note will be payable in cash at the time of such acquisition. The Convertible Note will mature on August 18, 2022 and bears interest at a rate of 0.59% per annum to, but excluding, the date of repayment or conversion of the Convertible Note. From and including the date of maturity, if not converted, the Convertible Note will bear interest at a rate of 10.00% per annum to, but excluding, the date of repayment or conversion of the Convertible Note.

The Convertible Note and the Warrants will have provisions that preclude conversion or exercise, respectively, if such conversion or exercise would result in the issuance of more than 19.99% of the our currently outstanding common stock in the aggregate prior to obtaining stockholder approval.

Registration Rights Agreement

On February 18, 2022, we and Innoviva entered into a registration rights agreement, or the Registration Rights Agreement, pursuant to which, among other things, we must prepare and file with the Securities and Exchange Commission, or the SEC, a registration statement with respect to the resale of shares of common stock and the warrants issuable upon conversion of the Convertible Note and shares of common stock issuable upon exercise of the Warrants.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended
	December 31,
	2021	2020
Net cash used in operating activities	$(42,972)	$(45,426)
Net cash (used in) provided by investing activities	(70)	24,982
Net cash provided by financing activities	22,102	57,657
Net (decrease) increase in cash and cash equivalents	$(20,940)	$37,213

Operating Activities

During the year ended December 31, 2021, operating activities used $43.0 million of cash, resulting from our net loss of $47.1 million partially offset by non-cash charges of $4.1 million. Non-cash charges were primarily comprised of stock-based compensation expense of $4.0 million.

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

Investing Activities

During the year ended December 31, 2021, net cash used in investing activities was $70,000, consisting of purchases of property and equipment.

During the year ended December 31, 2020, net cash provided by investing activities was $25.0 million, consisting primarily of proceeds from maturities of short-term investments.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $22.1 million, which consisted of $20.0 million of proceeds from the issuance of common stock and warrants in the Third Private Placement, net of financing costs, $1.8 million of proceeds from the exercise of warrants, and $0.4 million of proceeds from the sale of common stock related to our at-the-market offering.

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

Our management, with the participation of our Chief Executive Officer and Vice President Corporate Controller, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Vice President Corporate Controller concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on criteria established in the COSO 2013 framework.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

4.1

Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (File No. 001-38670) filed with the SEC on March 11, 2020).

4.2

Form of Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-226920), filed with the SEC on August 17, 2018).

4.3

Registration Rights Agreement, by and between the Company and Innoviva, Inc., dated April 22, 2020 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on April 22, 2020).

4.4	Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on April 13, 2020).

4.5

Registration Rights Agreement, by and between the Company and the Investors named therein, dated September 1, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on September 1, 2020).

4.6	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on September 1, 2020).

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

4.9	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on May 3, 2021).

4.10

Convertible Promissory Note, dated February 18, 2022 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on February 18, 2022).

4.11	Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on February 18, 2022).

10.1+

Form of Indemnification Agreement by and between the Company and each of its directors and officers (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-226920), filed with the SEC on September 18, 2018).

10.2+

Forms of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-226920), filed with the SEC on August 17, 2018).

10.3+	2018 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38670), filed with the SEC on November 14, 2018).

10.4+

Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-226920), filed with the SEC on August 17, 2018).

10.5+

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

10.8+

Employment Agreement between the Company and Ruben Tommasi, effective September 25, 2018 (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-38670), filed with the SEC on March 29, 2019).

10.9†

Amended and Restated Business Transfer and Subscription Agreement, dated March 29, 2016, by and among AstraZeneca AB, AstraZeneca UK Limited, AstraZeneca Pharmaceuticals LP, and the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-226920), filed with the SEC on August 17, 2018).

10.10†

Amendment to Amended and Restated Business Transfer and Subscription Agreement, dated August 28, 2017, by and among AstraZeneca AB, AstraZeneca UK Limited, AstraZeneca Pharmaceuticals LP, and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-226920), filed with the SEC on August 17, 2018).

10.11†

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

10.13

Novation of Contract, dated January 11, 2019, by and between the Global Antibiotic Research and Development Partnership and the Company (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-38670), filed with the SEC on March 29, 2019).

10.14†

License and Collaboration Agreement, dated April 25, 2018, by and between Zai Lab (Shanghai) Co., Ltd. and the Company (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-226920), filed with the SEC on August 17, 2018).

10.15+

Amended Non-Employee Director Compensation Policy, as amended December 6, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38670), filed with the SEC on August 6, 2020).

10.16+

Special Bonus Award Memorandum, dated May 15, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38670), filed with the SEC on August 6, 2020).

10.17	Form of Voting Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on April 13, 2020).

10.18

Investor Rights Agreement, by and between the Company and Innoviva, Inc., dated April 22, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on April 22, 2020).

10.19+

First Amendment to 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38670), filed with the SEC on August 6, 2020).

10.20+

Form of Restricted Stock Unit Grant Notice (Time-Based) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on November 6, 2020).

10.21+

Form of Restricted Stock Unit Grant Notice (Performance-Based) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on November 6, 2020).

10.22+

Form of Restricted Stock Unit Grant Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on November 6, 2020).

10.23+

Form of Executive Officer Employment Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38670), filed with the SEC on May 7, 2020).

10.24	Second Amended Non-Employee Director Compensation Policy, as amended January 1, 2022

10.25	Amendment to Incentive Stock Option Agreement for employees under the 2015 Stock Incentive Plan

10.26	Amendment to Incentive Stock Option Agreement for senior management under the 2015 Stock Incentive Plan

10.27	Amendment to Nonqualified Stock Option Agreement for employees under the 2015 Stock Incentive Plan

10.28	Amendment to Nonqualified Stock Option Agreement for senior management under the 2015 Stock Incentive Plan

10.29	Amendment to Stock Option Agreements under the 2018 Equity Incentive Plan

10.30	Amendment to Restricted Stock Unit Agreements under the 2018 Equity Incentive Plan

10.31	Amended Stock Option Agreement under the 2018 Equity Incentive Plan

10.32	Amended Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan

10.33	Form of Retention Bonus Award Memo

10.34

Securities Purchase Agreement, dated February 17, 2022, by and between the Company and Innoviva (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on February 18, 2022).

10.35

Registration Rights Agreement, dated February 18, 2022 by and between the Company and Innoviva (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38670), filed with the SEC on February 18, 2022).

10.36+	2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38670), filed with the SEC on November 14, 2018).

21.1	Subsidiaries of Entasis Therapeutics Holdings Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page to this report).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Vice President Corporate Controller Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Vice President Corporate Controller Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 formatted in inline XBRL (included in Exhibit 101).

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

ENTASIS THERAPEUTICS HOLDINGS INC.

Date: March 3, 2022	By:	/s/ Manoussos Perros
Manoussos Perros, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Manoussos Perros, Ph.D. and Kristie Wagner and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Manoussos Perros	President, Chief Executive Officer and Director	March 3, 2022
Manoussos Perros, Ph.D.	(Principal Executive Officer)

/s/ Kristie Wagner	Vice President Corporate Controller	March 3, 2022
Kristie Wagner	(Principal Financial and Accounting Officer)

/s/ David Meek	Chairman of the Board	March 3, 2022
David Meek

/s/ Heather Behanna	Director	March 3, 2022
Heather Behanna, Ph.D.

/s/ David C. Hastings	Director	March 3, 2022
David C. Hastings

/s/ Heather Preston	Director	March 3, 2022
Heather Preston, M.D.

/s/ Howard Mayer	Director	March 3, 2022
Howard Mayer, M.D.

ENTASIS THERAPEUTICS HOLDINGS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Entasis Therapeutics Holdings Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Entasis Therapeutics Holdings Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses and negative cash flows from its operations since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boston, Massachusetts

March 3, 2022

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$32,307	$53,247
Grants receivable	1,258	1,890
Prepaid expenses	5,754	4,160
Other current assets	496	835
Total current assets	39,815	60,132
Property and equipment, net	198	222
Operating lease right-of-use assets	604	1,141
Other assets	303	63
Total assets	$40,920	$61,558
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,183	$660
Accrued expenses and other current liabilities	8,525	7,905
Total current liabilities	9,708	8,565
Operating lease liabilities, net of current portion	—	704
Total liabilities	9,708	9,269
Commitments (Notes 4 and 10)
Stockholders’ equity:
Common stock, par value $0.001; 125,000,000 shares authorized and 47,851,779 and 36,637,357 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	48	37
Additional paid-in capital	262,760	236,707
Accumulated deficit	(231,596)	(184,455)
Total stockholders’ equity	31,212	52,289
Total liabilities and stockholders’ equity	$40,920	$61,558

The accompanying notes are an integral part of these consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$37,105	$41,022
General and administrative	15,212	13,209
Total operating expenses	52,317	54,231
Loss from operations	(52,317)	(54,231)
Other income:
Grant income	5,163	3,562
Interest income	13	173
Total other income	5,176	3,735
Net loss and comprehensive loss	$(47,141)	$(50,496)
Net loss per share —basic and diluted	$(1.09)	$(2.10)
Weighted average common stock outstanding—basic and diluted	43,340,826	24,060,615

The accompanying notes are an integral part of these consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of December 31, 2019	13,291,563	$13	$176,103	$(133,959)	$42,157
Stock-based compensation expense			2,951		2,951
Sale of common stock and warrants in private placements, net of issuance costs	22,183,878	22	57,653		57,675
Exercise of warrants	1,161,916	2			2
Net loss				(50,496)	(50,496)
Balances as of December 31, 2020	36,637,357	37	236,707	(184,455)	52,289
Stock-based compensation expense	—	—	4,023	—	4,023
Sale of common stock and warrants in private placement, net of issuance costs	10,000,000	10	19,941	—	19,951
Exercise of warrants	672,897	1	1,799	—	1,800
Sale of common stock related to at-the-market offering, net of issuance costs	200,000	—	290	—	290
Issuance of common stock upon the vesting of restricted stock units	341,525	—	—	—	—
Net loss	—	—	—	(47,141)	(47,141)
Balances as of December 31, 2021	47,851,779	$48	$262,760	$(231,596)	$31,212

The accompanying notes are an integral part of these consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(47,141)	$(50,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	104	141
Stock-based compensation expense	4,023	2,951
Amortization and accretion of investments	—	(37)
Changes in operating assets and liabilities:
Grants receivable	632	(658)
Prepaid expenses	(1,594)	400
Other assets	636	1,881
Accounts payable	513	(644)
Accrued expenses and other liabilities	(145)	1,036
Net cash used in operating activities	(42,972)	(45,426)
Cash flows from investing activities:
Purchases of property and equipment	(70)	(18)
Proceeds from maturities of short-term investments	—	25,000
Net cash (used in) provided by investing activities	(70)	24,982
Cash flows from financing activities:
Proceeds from the sale of common stock and warrants in private placements, net of issuance costs	19,951	57,657
Proceeds from the exercise of warrants	1,800	—
Proceeds from the sale of common stock related to at-the-market offering, net of issuance costs	351	—
Net cash provided by financing activities	22,102	57,657
Net (decrease) increase in cash and cash equivalents	(20,940)	37,213
Cash and cash equivalents at beginning of the year	53,247	16,034
Cash and cash equivalents at end of the year	$32,307	$53,247
Supplemental disclosure of non-cash investing and financing activities:
Financing costs included in accrued expenses	$61	$—
Purchases of property and equipment in accounts payable	$10	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Entasis Therapeutics Holdings Inc., or Entasis, or the Company, is an advanced, late clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of targeted antibacterial products that address high unmet medical needs to treat serious infections caused by multidrug-resistant pathogens. The Company has four subsidiaries: Entasis Therapeutics Limited; Entasis Therapeutics Inc.; Entasis Therapeutics Security Corporation; and Entasis Therapeutics (Ireland) Limited.

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

The Third Private Placement occurred in two tranches. At the closing of the first tranche, or the First Closing, which occurred on May 3, 2021, Innoviva purchased 3,731,025 shares of common stock and warrants to purchase up to 3,731,025 shares of common stock, for an aggregate purchase price of approximately $7.5 million. At the closing of the second tranche, or the Second Closing, which occurred on June 11, 2021, Innoviva purchased the remaining 6,268,975 shares of common stock and warrants to purchase up to 6,268,975 shares of common stock, for an aggregate purchase price of approximately $12.5 million. As a result of these transactions, as of December 31, 2021, Innoviva owned approximately 59.9% of the Company’s common stock without giving effect to the potential exercise of the warrants. If Innoviva were to exercise all of its warrants, as of December 31, 2021 Innoviva would have held approximately 74.9% of the Company’s outstanding common stock.

On February 17, 2022, the Company entered into a securities purchase agreement, or Fourth Securities Purchase Agreement with a subsidiary of Innoviva, pursuant to which the Company issued and sold to Innoviva, in a private placement which closed on February 18, 2022, a convertible promissory note having a principal amount of $15.0 million. This transaction is described in further detail in Note 16 – Subsequent Events.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Going Concern

Since its inception, the Company has incurred recurring net losses and negative cash flows from its operations. The Company has financed its operations primarily with proceeds from the sale of preferred stock, common stock, warrants and pre-funded warrants. As of December 31, 2021, the Company had cash and cash equivalents of $32.3 million.

The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements — Going Concern, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued.

Based on the Company’s available cash resources, the Company believes its existing cash and cash equivalents, including the $15.0 million received from Innoviva as part of the Fourth Securities Purchase Agreement, will enable it to fund its operating expenses and capital requirements through the end of the third quarter of 2022. Accordingly, management does not expect that its existing cash and cash equivalents as of December 31, 2021 will be sufficient to enable the Company to fund its operating expenses and capital expenditure requirements through the first quarter of 2023. Management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. The Company expects to seek additional funding to sustain its future operations and while the Company has successfully raised capital in the past, the ability to raise capital in future periods is not assured. If the Company is not able to secure adequate additional funding in future periods, the Company may make reductions in certain expenditures. This may include suspending or curtailing planned activities. The Company may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs or its commercialization efforts. A failure to raise substantial additional funding or effectively implement cost reductions could harm the Company’s business, results of operations and future prospects.

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

Risks and Uncertainties

As of December 31, 2021, the Company had $32.3 million in cash and cash equivalents, and an accumulated deficit of $231.6 million. Since its inception through December 31, 2021, the Company has funded its operations primarily with proceeds from the sale of preferred stock, common stock, warrants and pre-funded warrants. The Company also has either directly received funding or financial commitments from, or has had its program activities conducted and funded by, United States government agencies, non-profit entities and the collaboration agreement with Zai Lab (Shanghai), Co., Ltd., or Zai Lab. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt, equity financing, strategic collaborations, or partnerships. If the Company raises additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, it may be required to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable. If the Company is unable to raise additional funds through equity or debt financings when needed, it may be required to delay, limit, reduce or terminate drug development or future commercialization efforts or grant rights to a third party to develop and market product candidates. The Company’s failure to raise capital as and when needed would compromise its ability to pursue its business strategy.

As a late clinical-stage company, Entasis is subject to a number of risks common to other life science companies, including, but not limited to, raising additional capital, development by its competitors of new technological innovations, risk of failure in preclinical and clinical studies, safety and efficacy of its product candidates in clinical trials, the risk of relying on external parties such as contract research organizations and contract manufacturing organizations, the regulatory approval process, market acceptance of the Company’s products once approved, lack of

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

marketing and sales history, dependence on key personnel and protection of proprietary technology. The Company’s therapeutic programs are currently pre-commercial, spanning discovery through late-stage development and will require additional research and development efforts, including the completion of Phase 3 registration trials and regulatory approval, prior to commercialization of any product candidates. These efforts require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance-reporting capabilities. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales. The Company may never achieve profitability, and unless and until it does, it will continue to need to raise additional capital or obtain financing from other sources, such as strategic collaborations or partnerships.

The COVID-19 pandemic has, and will likely continue to have, a significant impact on the U.S. economy and businesses. The social distancing and stay-at-home orders issued by national, state and local governments have resulted in closures of offices and factories and disrupted supply chains. The pandemic also has taxed healthcare systems both in the U.S. and around the world, resulting in disruption to or temporary suspension of clinical trials. The nature, extent and duration of the COVID-19 pandemic remains uncertain and the time needed for businesses and healthcare systems to recover remains unknown. The full impact of the pandemic on the economy, including the capital markets, also remains unknown. The continuation of prolonged adverse economic conditions (including due to any resurgence of COVID-19 infections) could limit the Company’s access to financial resources from the capital markets and other sources. It is not possible to predict the full impact of the COVID-19 pandemic on the Company’s business and access to capital in the future. Despite these challenges, the Company and its contract research organization, or CRO, partner were able to keep the ATTACK Phase 3 registration trial enrolling throughout the pandemic and announced positive top-line data in October 2021. Furthermore, the Company has observed an increase in the enrollment rate during the past two quarters in the zoliflodacin Phase 3 registration trial.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the years ended December 31, 2021 and 2020.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks, money market instruments, corporate and municipal notes, U.S. Treasury securities and federal agency securities. Cash equivalents are stated at fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $28.1 million and $49.1 million as of December 31, 2021 and 2020, respectively.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Segment Information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. As of December 31, 2021 and 2020, all of the Company’s long-lived assets were domiciled in the United States.

Revenue Recognition

The Company enters into collaboration agreements for research, development, manufacturing and commercial services, under which the Company licenses certain rights to its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. The amount of variable consideration is constrained until it is probable that the revenue is not at a significant risk of reversal in a future period. The contracts into which the Company enters generally do not include significant financing components.

As part of the accounting for these arrangements, the Company may be required to use significant judgment to determine: (a) the performance obligations in the contract, (b) the transaction price and (c) the timing of revenue recognition, including the appropriate measure of progress. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price, as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. If a milestone or other variable consideration relates specifically to the Company’s efforts to satisfy a single performance obligation or to a specific outcome from satisfying the performance obligation, the Company generally allocates the milestone amount entirely to that performance obligation once it is probable that a significant revenue reversal would not occur.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Income Taxes

The Company accounts for income taxes using the asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized. See Note 11 for further discussion of income taxes.

Accounting for income taxes requires a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Recently Issued Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This standard is effective for fiscal years beginning after December 15, 2021 and should be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2021-10 on the consolidated financial statements.

3. Fair Value of Financial Instruments

The following tables set forth the Company’s assets that were accounted for at fair value on a recurring basis:

	December 31, 2021
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash equivalents:
Money market funds	$28,137	$—	$—	$28,137
Total	$28,137	$—	$—	$28,137

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2021	2020
Laboratory equipment	$1,039	$1,001
Computer software	87	71
Computer equipment	44	38
Furniture and fixtures	22	6
Total	1,192	1,116
Less: accumulated depreciation	(994)	(894)
Property and equipment, net	$198	$222

Depreciation expense was $0.1 million for each of the years ended December 31, 2021 and 2020.

5. Leases

The Company has one significant operating lease, consisting of 20,062 square feet of office and laboratory space in Waltham, Massachusetts that expires in December 2022 pursuant to a May 2015 lease with AstraZeneca, or the AZ lease, as amended in February 2018. During each of the years ended December 31, 2021 and December 31, 2020, the Company recorded lease expense of $0.6 million related to this lease. The Company has two additional operating leases that are included in its lease accounting which are not considered significant.

In calculating the present value of future lease payments, the Company utilized its incremental borrowing rate based on the remaining lease term at the date of adoption. The AZ lease contains a renewal option that can extend the lease for three years. As of December 31, 2021, the Company was not reasonably certain to exercise this renewal option. In February 2022, the Company made the decision to exercise this renewal option which will extend the lease term for an additional three years. Therefore, the option is not considered in determining the lease term, and associated potential additional payments are excluded from lease payments. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only. The Company has existing net leases in which the non-lease components (e.g., common area maintenance) are paid separately from rent based on actual costs incurred and therefore are not included in the operating lease right-of-use assets and lease liabilities and are reflected as an expense in the period incurred.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheet (in thousands):

	As of December 31,
	2021	2020
Assets
Operating lease right-of-use assets	$604	$1,141

Liabilities
Operating lease liabilities, current	$704	$617
Operating lease liabilities, net of current portion	—	704
Total operating lease liabilities	$704	$1,321

The operating lease right-of-use assets and operating lease liabilities balances relate primarily to amounts associated with the AZ lease. Future minimum lease payments under non-cancelable leases were as detailed below (in thousands):

Fiscal Year	As of December 31, 2021
2022	$737
2023	1
Total undiscounted lease payments	738
Less: imputed interest	(34)
Total operating lease liabilities	$704

As of December 31, 2021, the weighted-average remaining lease term was 1.0 years and the weighted-average incremental borrowing rate used to determine the operating lease right-of-use assets was 9.1%.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2021	2020
Accrued compensation and benefits	$3,668	$2,935
Accrued contract manufacturing	2,678	2,959
Current portion of operating lease liabilities	704	617
Accrued clinical	691	504
Accrued professional services	375	435
Accrued research	292	349
Other	117	106
Total accrued expenses and other current liabilities	$8,525	$7,905

7. Funding Arrangements

NIH

In June 2020, the Company entered into a contract with the National Institute of Allergy and Infectious Diseases, or NIAID, part of the National Institutes of Health, or NIH, the NIH Contract, which was effective beginning July 1, 2020 and provides the Company with reimbursement of certain qualified expenses incurred. The initial award consisted of approximately $3.0 million, with the potential to increase up to $15.5 million, and will be used to develop

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

novel molecules from the Company’s non-β-lactam inhibitor, or NBP, platform. Funding from the contract will support research towards developing molecules with expanded Gram-negative spectrum against antibiotic resistant bacterial pathogens including E. coli, Acinetobacter, Pseudomonas and Klebsiella. In July 2021, the Company successfully completed the first milestones for the program associated with the initial award and has been awarded the Option 1 Period of the program to proceed with further optimization, beginning August 1, 2021. This option consists of an additional $2.9 million, bringing the total award to $5.9 million. Through December 31, 2021, the Company has received $3.2 million in payments and recorded $3.9 million of grant income under this contract.

The Company recognized grant income in connection with the NIH contract of $2.6 million during the year ended December 31, 2021 and $1.3 million during the year ended December 31, 2020. As of December 31, 2021, and December 31, 2020 the Company’s receivables for unreimbursed, eligible costs incurred under the NIH contract totaled $0.6 million, including both billed and unbilled amounts.

CARB-X

In March 2017 and October 2017, the Company entered into funding arrangements with the Trustees of Boston University to utilize funds from the U.S. government through the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, program, in support of the Company’s ETX0282CPDP and ETX0462 programs. The amount of specified research expenditures of the Company that could be covered is $18.5 million from April 2017 through May 2023. Through December 31, 2021, the Company had received $12.6 million in payments and recorded $12.9 million of grant income under these funding arrangements. The remaining $5.6 million that could be received is related to the Company’s ETX0462 program.

The Company recognized grant income in connection with the CARB-X agreements of $2.6 million during the year ended December 31, 2021, and $2.3 million during the year ended December 31, 2020. As of December 31, 2021 and 2020, the Company’s receivables for unreimbursed, eligible costs incurred under the CARB-X agreements totaled $0.7 million and $1.1 million, respectively, including both billed and unbilled amounts.

8. License and Collaboration Agreements

GARDP

In July 2017, the Company entered into a collaboration agreement with the Global Antibiotic Research and Development Partnership, or GARDP, for the development, manufacture and commercialization of the product candidate zoliflodacin in certain countries. Under the terms of the collaboration agreement, GARDP will use commercially reasonable endeavors to perform and fully fund the Phase 3 registration trial, including the manufacture and supply of the product candidate containing zoliflodacin, in uncomplicated gonorrhea. The Phase 3 registration trial was initiated in September 2019 with activation of U.S. sites. The trial was negatively impacted by the COVID-19 pandemic, resulting in a 4-month pause in enrollment in mid-2020. Although GARDP resumed patient enrollment into the Phase 3 registration trial after the pause, any future impact by the continued COVID-19 pandemic at clinical trial sites cannot be estimated at this time. The Company has observed an increase in the enrollment rate during the past two quarters and now anticipates the Phase 3 trial to be fully enrolled in 2023.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company received an upfront, non-refundable payment of $5.0 million, milestone payments of $7.0 million, research support funding of $0.6 million and certain other reimbursable registration trial costs of $5.4 million, less applicable taxes of $2.2 million, from Zai Lab through December 31, 2021. During the years ended December, 2021 and 2020, the Company recognized no revenue under the Zai Agreement. The Company is eligible to receive up to an aggregate of $91.0 million in additional research and development support payments and development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products. Zai Lab will pay the Company a tiered royalty ranging from a high-single digit to low-double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory. Payments received for research support and reimbursable clinical trial costs are recorded as an offset to research and development expense during the period in which the qualifying expenses are incurred.

Future potential milestone payments were excluded from the initial transaction price as they were fully constrained as the risk of significant reversal of revenue had not yet been resolved. At the outset of the Zai Agreement, the achievement of the future potential milestones was not within the Company’s control and was subject to certain research and development success, regulatory approvals or commercial success and therefore carried significant uncertainty. The Company reevaluates the likelihood of achieving the future milestones at the end of each reporting period. Future development milestone revenue from the arrangement will be recognized as revenue in the period when it is no longer probable that revenue attributable to the milestone will result in a significant reversal of cumulative revenue.

9. Stockholders’ Equity

Common Stock

Each holder of common stock shall be entitled to one vote for each share of common stock held of record by such holder on all matters on which stockholders generally are entitled to vote. Common stockholders are entitled to receive dividends when and if declared by the board of directors, out of any funds legally available. As of December 31, 2021, no dividends have been declared or paid.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

As of December 31, 2021, Innoviva owned approximately 59.9% of the Company’s outstanding common stock without giving effect to the potential exercise of the warrants.

At-the-Market Facility

In August 2021, the Company entered into a Controlled Equity Offering Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co, or Cantor, for the offer and sale of up to $17.5 million of its common stock at the then current market prices in amounts to be determined from time to time. On October 21, 2021, the Company sold an aggregate of 200,000 shares of common stock at a sale price of $3.25 per share, for gross proceeds of $0.7 million. Proceeds, net of fees, were $0.6 million.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warrants

As of December 31, 2021, outstanding warrants to purchase shares of the Company’s common stock are as follows:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
1,322,510	$2.50	April 22, 2025
12,677,490	$2.50	June 11, 2025
8,672,897	$2.675	September 1, 2025
10,000,000	$2.00	May 3, 2026
32,672,897

10. Stock-Based Compensation Expense

Stock Incentive Plan

In September 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan, or the 2018 Plan, which became effective on September 25, 2018, at which point no further grants will be made under the 2015 Stock Incentive Plan, or the 2015 Plan, previously in effect. Under the 2018 Plan, the Company may grant incentive stock options, or ISOs, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of December 31, 2021, options to purchase an aggregate of 5,213,285 shares had been granted, restricted stock units, or RSUs, of 992,600 had been awarded, and 1,604,834 shares were available for future issuance under the 2018 Plan. The options issued under the 2018 Plan expire after 10 years from the date of grant.

At its inception, the aggregate number of shares of the Company’s common stock available for issuance under the 2018 Plan was 2,350,000. The number of shares of the Company’s common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each year, for a period of 10 years, from January 1, 2019 continuing through January 1, 2028, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Accordingly, on January 1, 2022 and 2021, 1,914,071 and 1,465,494 shares were added to the number of available shares, respectively. The maximum number of shares that may be issued pursuant to the exercise of ISOs under the 2018 Plan is 7,500,000.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Option Activity

Stock option activity under both plans for year ended December 31, 2021 is summarized as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value (in thousands)
Outstanding as of December 31, 2020	3,112,704	$5.58	7.76	$44
Granted	1,492,776	2.45
Forfeited and expired	(1,710,100)	6.86
Outstanding as of December 31, 2021	2,895,380	$3.21	8.33	$30
Exercisable as of December 31, 2021	978,915	$3.84	6.57	$7

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

During the years ended December 31, 2021 and 2020 the weighted-average grant-date fair value per granted option was $4.03 and $2.95, respectively.

As described below, on July 16, 2021, the Company completed a stock option exchange program that resulted in the termination of options to purchase 1,562,752 shares of the Company’s common stock with a weighted-average exercise price of $7.17 per share and the issuance of stock options to purchase 1,148,572 shares of the Company’s common stock with an exercise price of $2.44 per share.

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

Pursuant to the Exchange Program, 44 eligible participants elected to exchange, and the Company accepted for cancellation Original Options to purchase an aggregate of 1,562,752 shares of the Company’s common stock, representing approximately 97% of the total shares of common stock underlying the eligible Original Options. On July 16, 2021, immediately following the expiration of the exchange offer, the Company granted New Options to purchase 1,148,572 shares of common stock, pursuant to the terms of the exchange offer and the Company’s 2018 Plan. In addition to the grant date fair value of the original awards, the Company will recognize incremental expense of approximately $0.3 million over the remaining service periods of the replacement awards.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Unit Activity

Restricted stock unit activity for the year ended December 31, 2021 is summarized as follows:

		Weighted-
		Average
	Number of	Grant Date
	Units	Fair Value
Outstanding as of December 31, 2020	395,100	$1.65
Granted	597,500	2.57
Released	(427,975)	2.24
Forfeited	(73,650)	1.99
Outstanding as of December 31, 2021	490,975	$2.20

Employee Stock Purchase Plan

In September 2018, the Company’s board of directors and its stockholders approved the 2018 Employee Stock Purchase Plan, or the ESPP, which became effective as of September 25, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 140,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2019 and ending in 2028, in each case subject to the approval of the board of directors, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 250,000 shares; provided, that prior to the date of any such increase, the board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Pursuant to the terms of the 2018 Employee Stock Purchase Plan, an additional 250,000 shares were added to the number of available shares effective January 1, 2022 and 2021. As of December 31, 2021, no shares of common stock had been issued under the ESPP and 654,163 shares remained available for future issuance under the ESPP. No offering period under the ESPP has been set by the Company’s board of directors.

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statement of operations as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
Research and development	$1,932	$1,397
General and administrative	2,091	1,554
Total stock-based compensation expense	$4,023	$2,951

The following table summarizes stock-based compensation expense by type of award (in thousands):

	Year Ended
	December 31,
	2021	2020
Stock options	$2,714	$2,898
Restricted stock units	1,309	53
Total stock-based compensation expense	$4,023	$2,951

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes unrecognized stock-based compensation expense as of December 31, 2021, by type of awards, and the weighted-average period over which that expense is expected to be recognized. The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

	As of December 31, 2021
	Unrecognized Expense	Weighted-average Remaining Recognition Period
	(in thousands)	(in years)
Stock options	$1,945	1.69
Restricted stock units	$679	0.72

The following weighted average assumptions were used to calculate the fair value of each stock option award under the Black-Scholes option pricing model:

	Year Ended
	December 31,
	2021		2020
Expected stock price volatility	80.7%		82.0%
Risk-free interest rate	0.9%		0.5%
Expected annual dividend yield	—		—
Expected life of options	6.1	years	6.3	years

11. Income Taxes

During the years ended December 31, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses incurred due to its uncertainty of realizing a benefit from those items. The Company’s losses before income taxes were generated in the United States and the United Kingdom.

Net loss before the provision for income taxes for the years ended December 31, 2021 and 2020, consisted of the following (in thousands):

	Year Ended
	December 31,
	2021	2020
United Kingdom	$28,411	$38,280
United States	18,730	12,216
	$47,141	$50,496

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2021	2020
Income tax benefit computed at U.S. statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	6.4	6.6
Foreign rate differential	(1.2)	(1.5)
Disregarded entity	12.7	15.9
Research and development tax credits	1.4	1.4
Permanent difference	(1.2)	(0.6)
Valuation allowances	(58.9)	(45.7)
Rate change	20.0	3.6
Other	(0.2)	(0.7)
Effective income tax rate	(0.0)%	(0.0)%

Net deferred tax assets consisted of the following (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$84,786	$57,265
Tax credit carryforwards	5,261	4,345
Accrued expenses and other	2,275	3,099
Total deferred tax assets	92,322	64,709
Deferred tax liabilities:
Right-of-use asset	(165)	(312)
Total deferred tax liabilities	(165)	(312)
Valuation allowance	(92,157)	(64,397)
Net deferred tax assets	$—	$—

Net operating losses generated in years ending after December 31, 2018 will be carried forward indefinitely and can no longer be carried back, and net operating losses generated in years beginning after December 31, 2017, can only reduce taxable income by 80% when utilized in a future period. As of December 31, 2021, the Company had federal and state net operating loss carryforwards, or NOLs, of $166.3 million and $167.4 million, respectively, which begin to expire in 2035. Included in the $166.3 million of federal net operating losses are losses of $153.6 million that will carry forward indefinitely as a result of the Tax Cuts and Jobs Act. As of December 31, 2021, the Company had federal and state research and development tax credits carryforwards of $4.1 million and $1.4 million, respectively, which begin to expire in 2035 and 2026, respectively.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the limitations in future years. Any limitation may result in expiration of a portion of the net operating loss carryforwards or tax credit carryforwards before utilization.

As of December 31, 2021, the Company had NOLs in the United Kingdom of $157.2 million to offset future taxable income. The NOLs in the United Kingdom can be carried forward indefinitely.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the federal, state and foreign deferred tax assets. Accordingly, a full valuation allowance of $92.2 million has been established against the deferred tax assets as of December 31, 2021. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021 and 2020 related primarily to the increases in NOLs and research and development tax credit carryforwards and were as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
Valuation allowance at beginning of year	$(64,397)	$(41,253)
Increases recorded to income tax provision	(27,760)	(23,144)
Valuation allowance at end of year	$(92,157)	$(64,397)

The Company has not recorded an amount for unrecognized tax benefits or related interest and penalties accrued as of December 31, 2021. The Company files income tax returns in the United States, Massachusetts and the United Kingdom. The federal and state returns are generally subject to tax examinations for the tax years ended December 31, 2015 to the present. The statute of limitations for assessment by the United Kingdom is open for the tax years since 2015. There are currently no pending tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future or prior period. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

12. Net Loss per Share

Basic and diluted net loss per share of the Company was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(47,141)	$(50,496)
Net loss attributable to common stockholders—basic and diluted	$(47,141)	$(50,496)

Denominator:
Weighted average common stock outstanding—basic and diluted	43,340,826	24,060,615
Net loss per share attributable to common stockholders—basic and diluted	$(1.09)	$(2.10)

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following outstanding securities have been excluded from the computation of diluted weighted average shares outstanding for the year ended December 31, 2021 and 2020, respectively, as they would have been anti-dilutive:

	As of December 31,
	2021	2020
Options to purchase shares of common stock	2,895,380	3,112,704
Warrants to purchase shares of common stock	32,672,897	23,345,794
Unvested restricted stock units	490,975	395,100
	36,059,252	26,853,598

13. Commitments

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

14. Related Party Transactions

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

Pharmaron Beijing Co., Ltd. (China)

The Company contracts with Pharmaron Beijing Co., Ltd. (China), or Pharmaron, to provide various medicinal chemistry research, manufacturing development and clinical services related to the Company’s ongoing product candidates. The Company began utilizing Pharmaron as a service provider prior to the spin-out in 2015, and this relationship has continued through 2020. In 2019, the Senior Vice President of Strategic Partnerships at Pharmaron began sharing a household with the Company’s Chief Executive Officer and, as a result, the Company considers the agreements between the Company and Pharmaron to be related-party transactions. The Company recorded expense of $3.7 million and $5.0 million during the years ended December 31, 2021 and December 31, 2020, respectively, for services pursuant to multiple Pharmaron agreements. Amounts due to Pharmaron were $0.1 million and $2.0 million as of December 31, 2021 and December 31, 2020, respectively.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Benefit Plans

The Company has a tax-qualified employee savings and retirement 401(k) plan, covering all qualified employees. Participants may elect a salary deferral up to the statutorily prescribed annual limit for tax-deferred contributions. The Company made matching contributions of $0.3 million for the years ended December 31, 2021 and 2020.

16. Subsequent Events

Securities Purchase Agreement

On February 17, 2022, the Company entered into a securities purchase agreement, or Fourth Securities Purchase Agreement with a subsidiary of Innoviva, pursuant to which the Company issued and sold to Innoviva, in a private placement which closed on February 18, 2022, a convertible promissory note having a principal amount of $15.0 million, or the Convertible Note. The Convertible Note is convertible at maturity at the election of the Company or Innoviva into shares of the Company’s common stock at a conversion price of $1.48 per share of common stock and warrants to purchase an equal number of shares of common stock with an exercise price of $1.48 per share of common stock, or the Warrants. The Convertible Note will also be convertible at the option of Innoviva if the Company engages in certain capital markets transactions, asset sales or royalty transactions. If the Company is acquired prior to the maturity date of the Convertible Note, the Convertible Note will be payable in cash at the time of such acquisition. The Convertible Note will mature on August 18, 2022 and bears interest at a rate of 0.59% per annum to, but excluding, the date of repayment or conversion of the Convertible Note. From and including the date of maturity, if not converted, the Convertible Note will bear interest at a rate of 10.00% per annum to, but excluding, the date of repayment or conversion of the Convertible Note.

The Convertible Note and the Warrants will have provisions that preclude conversion or exercise, respectively, if such conversion or exercise would result in the issuance of more than 19.99% of the Company’s currently outstanding common stock in the aggregate prior to obtaining stockholder approval.

Registration Rights Agreement

On February 18, 2022, the Company and Innoviva entered into a registration rights agreement, or the Registration Rights Agreement, pursuant to which, among other things, the Company must prepare and file with the Securities and Exchange Commission, or the SEC, a registration statement with respect to the resale of shares of common stock and the warrants issuable upon conversion of the Convertible Note and shares of common stock issuable upon exercise of the Warrants.

AZ Lease

In February 2022 the Company made the decision to exercise the renewal option within the AZ lease which will extend the lease term for an additional three years.