Form 10-Q
period 2022-03-31
Entasis Therapeutics Holdings Inc.
filed 2022-04-27
CIK 1724344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-38670

Entasis Therapeutics Holdings Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-4592913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Gatehouse Drive

Waltham, MA 02451

(781) 810-0120

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	ETTX	The Nasdaq Global Market

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

As of April 22, 2022, the registrant had 47,851,779 shares of common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements include, but are not limited to, statements about:

●	the severity and duration of the impact of the COVID-19 pandemic on our business, development programs and access to capital;
●	our plans to develop, obtain regulatory approval and commercialize our product candidates;
●	the timing of execution of planned clinical trials and availability of data from our clinical trials;
●	our expectation that the efficacy and safety data from our recently concluded and ongoing Phase 3 registrational trials, if positive, will be sufficient to support submission of a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA;
●	our ability to obtain grants or other government funding to develop our product candidates;
●	our ability to take advantage of benefits offered by current and pending legislation related to the development of products addressing antimicrobial resistance;
●	the timing of and our ability to file, obtain and maintain regulatory filings for our product candidates;
●	the clinical utility of our product candidates and their potential advantages compared to other treatments;
●	our commercialization, marketing and distribution capabilities and strategy;
●	our ability to establish and maintain arrangements for the manufacture of our product candidates;
●	our ability to establish and maintain collaborations and to recognize the potential benefits of such collaborations;
●	our estimates regarding the market opportunities for our product candidates;
●	our intellectual property position and the duration of our patent rights;
●	our estimates regarding anticipated operating losses, needs for additional funds and capital requirements and our ability to obtain such financing;
●	political, social and economic instability, natural disasters or public health epidemics in countries where we or our collaborators do business;
●	the substantial influence and control that Innoviva, Inc. and its affiliates, or Innoviva, may exert on actions requiring stockholder approval; and

●	our estimated needs for, and ability to raise additional financing, and our ability to continue as a going concern.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$33,547	$32,307
Grants receivable	1,146	1,258
Prepaid expenses	4,490	5,754
Other current assets	697	496
Total current assets	39,880	39,815
Property and equipment, net	183	198
Operating lease right-of-use assets	3,724	604
Other assets	303	303
Total assets	$44,090	$40,920
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,781	$1,183
Accrued expenses and other current liabilities	7,353	8,525
Convertible note - related party	15,010	—
Total current liabilities	24,144	9,708
Operating lease liabilities, net of current portion	3,299	—
Total liabilities	27,443	9,708
Commitments (Notes 4 and 11)
Stockholders’ equity:
Common stock, par value $0.001 per share; 125,000,000 shares authorized and 47,851,779 shares issued and outstanding as of March 31, 2022 and December 31, 2021	48	48
Additional paid-in capital	263,457	262,760
Accumulated deficit	(246,858)	(231,596)
Total stockholders’ equity	16,647	31,212
Total liabilities and stockholders’ equity	$44,090	$40,920

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

UNAUDITED

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$10,992	$9,370
General and administrative	4,936	3,307
Total operating expenses	15,928	12,677
Loss from operations	(15,928)	(12,677)
Other income, net:
Grant income	672	1,972
Interest income	4	4
Interest expense	(10)	—
Total other income, net	666	1,976
Net loss and comprehensive loss	$(15,262)	$(10,701)
Net loss per share —basic and diluted	$(0.32)	$(0.29)
Weighted average common stock outstanding—basic and diluted	47,851,779	37,078,478

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

(in thousands, except share data)

Three Months Ended March 31, 2022			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of December 31, 2021	47,851,779	$48	$262,760	$(231,596)	$31,212
Stock-based compensation expense	—	—	697	—	697
Net loss	—	—	—	(15,262)	(15,262)
Balances as of March 31, 2022	47,851,779	$48	$263,457	$(246,858)	$16,647

Three Months Ended March 31, 2021			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of December 31, 2020	36,637,357	$37	$236,707	$(184,455)	$52,289
Stock-based compensation expense	—	—	869	—	869
Exercise of warrants	672,897	1	1,799	—	1,800
Net loss	—	—	—	(10,701)	(10,701)
Balances as of March 31, 2021	37,310,254	$38	$239,375	$(195,156)	$44,257

See accompanying notes to these unaudited consolidated financial statements.

ENTASIS THERAPEUTICS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,262)	$(10,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	24	28
Stock-based compensation expense	697	869
Changes in operating assets and liabilities:
Grants receivable	112	(669)
Prepaid expenses	1,264	1,449
Other assets	60	(374)
Accounts payable	598	(226)
Accrued expenses and other liabilities	(1,244)	(475)
Net cash used in operating activities	(13,751)	(10,099)
Cash flows from investing activities:
Purchases of property and equipment	(9)	(11)
Net cash used in investing activities	(9)	(11)
Cash flows from financing activities:
Proceeds from the issuance of convertible note	15,000	—
Proceeds from the exercise of warrants	—	1,800
Net cash provided by financing activities	15,000	1,800
Net increase (decrease) in cash and cash equivalents	1,240	(8,310)
Cash and cash equivalents at beginning of the year	32,307	53,247
Cash and cash equivalents at end of the period	$33,547	$44,937
Supplemental disclosure of non-cash investing and financing activities:
Financing costs included in accrued expenses	$92	$—
Right-of-use assets obtained in exchange for operating lease liability	$3,289	$—

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

On May 3, 2021, the Company entered into a securities purchase agreement, or the Third Securities Purchase Agreement, with Innoviva, pursuant to which the Company agreed to issue and sell to Innoviva, in a private placement up to 10,000,000 newly issued shares of common stock of the Company at $2.00 per share and warrants to purchase up to 10,000,000 shares of common stock with an exercise price per share of $2.00, collectively, the Third Private Placement, for an aggregate purchase price of approximately $12.5 million. As a result of the Third Private Placement, Innoviva owned approximately 59.9% of the Company’s common stock without giving effect to the potential exercise of its warrants. If Innoviva were to have exercised all of its warrants, as of March 31, 2022, Innoviva would have held approximately 74.9% of the Company’s outstanding common stock.

On February 1, 2022, the Company’s Board of Directors received a preliminary, non-binding proposal from Innoviva, to acquire all the outstanding equity securities of the Company that are not currently owned by Innoviva for a per share consideration of $1.80, payable in cash. On March 15, 2022, Innoviva revised its non-binding offer to acquire the Company to increase the per share consideration to $2.00. All other terms of the offer remain unchanged.  The offer letters delivered by Innoviva to the Company’s Board of Directors are publicly available in the Schedule 13D amendments dated February 1, 2022 and March 15, 2022, filed by Innoviva with the Securities and Exchange Commission, or SEC. The Company’s Board of Directors, which does not include any members appointed by or affiliated with Innoviva, has retained MTS Health Partners, L.P. and Covington & Burling, LLP to assist the Board of Directors in its evaluation of the proposal consistent with its fiduciary duties.

On February 17, 2022, the Company entered into a securities purchase agreement, or Fourth Securities Purchase Agreement with Innoviva, pursuant to which the Company issued and sold to Innoviva, in a private placement which closed on February 18, 2022, a convertible promissory note having a principal amount of $15.0 million, or the Convertible Note. Refer to Note 6 for additional information related to the Convertible Note.

Going Concern

Since its inception, the Company has incurred recurring net losses and negative cash flows from its operations. The Company has financed its operations primarily with proceeds from the sale of redeemable convertible preferred stock, the sale of its common stock and the aforementioned convertible promissory note. As of March 31, 2022, the Company had cash and cash equivalents of $33.5 million.

The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements — Going Concern, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued.

Based on the Company’s available cash resources, the Company believes its existing cash and cash equivalents will enable it to fund its operating expenses and capital requirements through the third quarter of 2022. Accordingly, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. A failure to raise the additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations and future prospects. The Company expects to seek additional funding to sustain its future operations and while the Company has successfully raised capital

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

in the past, the ability to raise capital in future periods is not assured. If the Company is not able to secure adequate additional funding in future periods, the Company may make reductions in certain expenditures. This may include suspending or curtailing planned activities. The Company may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs or its commercialization efforts.

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

Risks and Uncertainties

As of March 31, 2022, the Company had $33.5 million in cash and cash equivalents, and an accumulated deficit of $246.9 million. Since its inception through March 31, 2022, the Company has funded its operations primarily with proceeds from the sale of preferred stock, common stock, warrants and pre-funded warrants, at-the-market offerings and the issuance of a convertible note. The Company also has either directly received funding or financial commitments from, or has had its program activities conducted and funded by, United States government agencies, non-profit entities and the collaboration agreement with Zai Lab (Shanghai), Co., Ltd., or Zai Lab. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt, equity financing, strategic collaborations, or partnerships. If the Company raises additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, it may be required to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable. If the Company is unable to raise additional funds through equity or debt financings when needed, it may be required to delay, limit, reduce or terminate drug development or future commercialization efforts or grant rights to a third party to develop and market product candidates. The Company’s failure to raise capital as and when needed would compromise its ability to pursue its business strategy.

As a late clinical-stage company, Entasis is subject to a number of risks common to other life science companies, including, but not limited to, raising additional capital, development by its competitors of new technological innovations, risk of failure in preclinical and clinical studies, safety and efficacy of its product candidates in clinical trials, the risk of relying on external parties such as contract research organizations and contract manufacturing organizations, the regulatory approval process, market acceptance of the Company’s products once approved, lack of marketing and sales history, dependence on key personnel and protection of proprietary technology. The Company’s therapeutic programs are currently pre-commercial, spanning discovery through late-stage development and will require additional research and development efforts, including the completion of Phase 3 registrational trials and regulatory approval, prior to commercialization of any product candidates. These efforts require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance-reporting capabilities. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales. The Company may never achieve profitability, and unless and until it does, it will continue to need to raise additional capital or obtain financing from other sources, such as strategic collaborations or partnerships.

The COVID-19 pandemic has, and will likely continue to have, a significant impact on the U.S. economy and businesses. The pandemic has taxed healthcare systems both in the U.S. and around the world, resulting in disruption to or temporary suspension of clinical trials. The nature, extent and duration of the COVID-19 pandemic remains uncertain and the time needed for businesses and healthcare systems to recover remains unknown. The full impact of the pandemic on the economy, including the capital markets, also remains unknown. The continuation of prolonged adverse economic conditions (including due to any resurgence of COVID-19 infections) could limit the Company’s access to financial

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

resources from the capital markets and other sources. It is not possible to predict the full impact of the COVID-19 pandemic on the Company’s business and access to capital in the future. Despite these challenges, the Company and its contract research organization, or CRO, partner were able to keep the ATTACK Phase 3 registrational trial enrolling throughout the pandemic and announced positive top-line data in October 2021. Furthermore, the Company has observed an increase in the enrollment rate during the past three quarters in the zoliflodacin Phase 3 registrational trial. Consequently, the Company has guided to enrollment completion in 2023.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2021 and the notes thereto, which are included in the Company’s most recent Annual Report on Form 10-K. Since the date of those consolidated financial statements, there have been no material changes to its significant accounting policies.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2021 consolidated balance sheet was derived from audited consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or SEC, on March 3, 2022. The interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations.

The accompanying consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other future year or period.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2022, the Company adopted ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). ASU 2021-10 requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

model by analogy. The adoption of ASU 2021-10 did not have a material impact on the Company’s financial statements and disclosures.

On January 1, 2022, the Company adopted ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity’s own equity and modifies the guidance on diluted earnings per share calculations as a result of these changes. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

3. Fair Value of Financial Instruments

The following tables set forth the Company’s assets that were accounted for at fair value on a recurring basis:

	March 31, 2022
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash equivalents:
Money market funds	$20,138	$—	$—	$20,138
Total	$20,138	$—	$—	$20,138

	December 31, 2021
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash equivalents:
Money market funds	$28,137	$—	$—	$28,137
Total	$28,137	$—	$—	$28,137

The Company classifies its money market funds as Level 1 assets under the fair value hierarchy, as these assets have been valued using quoted market prices in active markets without any valuation adjustment.

The carrying amounts of the Company’s cash equivalents, grants receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these amounts.

4. Leases

The Company holds one significant operating lease consisting of 20,062 square feet of office and laboratory space in Waltham, Massachusetts pursuant to a May 2015 lease with AstraZeneca, or the AZ lease, as amended.

In February 2022, the Company made the decision to exercise a renewal option for the AZ lease which extended the lease term for an additional three years. The Second Amendment to the AZ lease was signed in April 2022. Accordingly, the Company updated the incremental borrowing rate for the AZ lease to be as of the date the Company confirmed exercise of the renewal option, and recorded a corresponding increase to the right-of-use asset and lease liability of $3.3 million. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components only.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

During the three months ended March 31, 2022 and 2021, the Company recorded lease expense of $0.2 million related to the AZ lease. The Company has two additional operating leases that are included in its lease accounting which are not considered significant.

The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheets (in thousands):

	As of March 31, 2022	As of December 31, 2021
Assets
Operating lease right-of-use assets	$3,724	$604

Liabilities
Operating lease liabilities, current	$545	$704
Operating lease liabilities, net of current portion	3,299	-
Total operating lease liabilities	$3,844	$704

Future minimum lease payments under non-cancelable leases were as detailed below (in thousands):

Fiscal Year	As of March 31, 2022
2022 (remaining 9 months)	$553
2023	1,249
2024	1,269
2025	1,289
Total undiscounted lease payments	4,360
Less: imputed interest	(516)
Total operating lease liabilities	$3,844

As of March 31, 2022, the weighted average remaining lease term was 3.8 years and the weighted-average incremental borrowing rate used to determine the operating lease right-of-use assets was 7.8%.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Accrued compensation and benefits	$1,534	$3,668
Accrued contract manufacturing	2,610	2,678
Accrued clinical	1,273	691
Current portion of operating lease liabilities	545	704
Accrued professional services	420	375
Accrued research	361	292
Accrued legal	341	55
Other	269	62
Total accrued expenses and other current liabilities	$7,353	$8,525

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

6. Convertible Note – Related Party

On February 17, 2022, the Company entered into the Fourth Securities Purchase Agreement with a subsidiary of Innoviva, pursuant to which the Company issued and sold to Innoviva, in a private placement which closed on February 18, 2022, the Convertible Note having a principal amount of $15.0 million. The Convertible Note is convertible at maturity at the election of the Company or Innoviva into shares of the Company’s common stock at a conversion price of $1.48 per share of common stock and warrants to purchase an equal number of shares of Common Stock with an exercise price of $1.48 per share of common stock. As of March 31, 2022, the Convertible Note was convertible into 10,141,852 shares of common stock and 10,141,852 warrants. The Convertible Note will also be convertible at the option of Innoviva if the Company engages in certain capital markets transactions, asset sales or royalty transactions. If the Company is acquired prior to the maturity date of the Convertible Note, the Convertible Note will be payable in cash at the time of such acquisition. The Convertible Note will mature on August 18, 2022, or the Maturity Date, and bears interest at a rate of 0.59% per annum. From and including the Maturity Date, if not converted, the Convertible Note will bear interest at a rate of 10.00% per annum through, but excluding, the date of repayment or conversion of the Convertible Note.

The Convertible Note and the Warrants will have provisions that preclude conversion or exercise, respectively, if such conversion or exercise would result in the issuance of more than 19.99% of the Company’s currently outstanding common stock in the aggregate prior to obtaining stockholder approval.

Management evaluated the accounting for the Convertible Note features under ASC 815 – Derivatives and Hedging and concluded that there are no embedded features requiring bifurcation and valuation as a derivative. Therefore, the note has been recorded as a short term liability on the Company’s balance sheet.

The carrying value of the Convertible Note consisted of the following (in thousands):

As of March 31, 2022
Principal	$15,000
Accrued interest	10
Carrying value of convertible note	$15,010

7. Funding Arrangements

NIH

In June 2020, the Company entered into a contract with the National Institute of Allergy and Infectious Diseases, or NIAID, part of the National Institutes of Health, or NIH, the NIH Contract, which was effective beginning July 1, 2020 and provides the Company with reimbursement of certain qualified expenses incurred. The initial award consisted of approximately $3.0 million, with the potential to increase up to $15.5 million, and will be used to develop novel molecules from the Company’s non-β-lactam inhibitor, or NBP, platform. Funding from the contract will support research towards developing molecules with expanded Gram-negative spectrum against antibiotic resistant bacterial pathogens including E. coli, Acinetobacter, Pseudomonas and Klebsiella. In July 2021, the Company successfully completed the first milestones for the program associated with the initial award and has been awarded the Option 1 Period of the program to proceed with further optimization, beginning August 1, 2021. This option consists of an additional $2.9 million, bringing the total award to $5.9 million. Through March 31, 2022, the Company has received $3.9 million in payments and recorded $4.5 million of grant income under this contract.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The Company recognized grant income in connection with the NIH Contract of $0.6 million and $0.7 million during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021 the Company’s receivables for unreimbursed, eligible costs incurred under the NIH contract totaled $0.5 million and $0.6 million, respectively, including both billed and unbilled amounts.

CARB-X

In March 2017 and October 2017, the Company entered into funding arrangements with the Trustees of Boston University to utilize funds from the U.S. government through the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, program, in support of the Company’s ETX0282CPDP and ETX0462 programs. The amount of specified research expenditures of the Company that could be covered is $18.5 million from April 2017 through May 2023. Through March 31, 2022, the Company has received $12.6 million in payments and recorded $13.0 million of grant income under these funding arrangements. The remaining $5.9 million that could be received is related to the Company’s ETX0462 program.

The Company recognized grant income in connection with the CARB-X agreements of $0.1 million and $1.3 million during the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, the Company’s receivables for unreimbursed, eligible costs incurred under the CARB-X agreements totaled $0.7 million, including both billed and unbilled amounts.

8. License and Collaboration Agreements

GARDP

In July 2017, the Company entered into a collaboration agreement with the Global Antibiotic Research and Development Partnership, or GARDP, for the development, manufacture and commercialization of the product candidate zoliflodacin in certain countries. Under the terms of the collaboration agreement, GARDP will use commercially reasonable endeavors to perform and fully fund the Phase 3 registrational trial, including the manufacture and supply of the product candidate containing zoliflodacin, in uncomplicated gonorrhea. The Phase 3 registrational trial was initiated in September 2019 with activation of U.S. sites. The trial was negatively impacted by the COVID-19 pandemic, resulting in a 4-month pause in enrollment in mid-2020. Although GARDP resumed patient enrollment into the Phase 3 registrational trial after the pause, any future impact by the continued COVID-19 pandemic at clinical trial sites cannot be estimated at this time. The Company has observed an increase in the enrollment rate during the past three quarters and now anticipates the Phase 3 trial to be fully enrolled in 2023.

In addition, under the collaboration agreement, the Company has granted GARDP a worldwide, fully paid, exclusive and royalty-free license, with the right to sublicense, to use its zoliflodacin technology in connection with GARDP’s development, manufacture and commercialization of zoliflodacin in low-income and specified middle-income countries. The Company has retained commercial rights in all other countries worldwide, including the major markets in North America, Europe and Asia-Pacific. The Company has also retained the right to use and grant licenses to its zoliflodacin technology to perform its obligations under the collaboration agreement and for any purpose other than gonorrhea or community-acquired indications. If the Company believes that the results of the Phase 3 registrational trial of zoliflodacin would be supportive of an application for marketing approval, it is obligated to use its best efforts to file an application for marketing approval with the FDA within six months of the completion of the trial and to use commercially reasonable endeavors to file an application for marketing approval with the EMA. Each party is responsible for using commercially reasonable efforts to obtain marketing authorizations for the product candidate in their respective territories.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Zai Lab

In April 2018, the Company entered into a license and collaboration agreement with Zai Lab (Shanghai) Co., Ltd., or Zai Lab, pursuant to which Zai Lab licensed exclusive rights to durlobactam and sulbactam-durlobactam, or SUL-DUR, in the Asia-Pacific region, or the Zai Agreement. Under the terms of the Zai Agreement, Zai Lab funded most of the Company’s clinical trial costs in China for SUL-DUR, including all costs in China for the Company’s Phase 3 registrational trial of SUL-DUR, with the exception of Phase 3 patient drug supply. Zai Lab will conduct development activities and plan and obtain regulatory approval in a specified number of countries in the Asia-Pacific region beyond China after receipt of regulatory approval of a licensed product in China. Zai Lab is also solely responsible for commercializing licensed products in the Asia-Pacific region and will commercialize licensed products for which it has obtained regulatory approval. The Company is obligated to supply Zai Lab with the licensed products for clinical development, although Zai Lab may take over manufacturing responsibilities for its own commercialization activities within a specified time period following the effective date of the Zai Agreement.

The Company received an upfront, non-refundable payment of $5.0 million, milestone payments of $7.0 million, research support funding of $0.6 million and certain other reimbursable registrational trial costs of $5.9 million, less applicable taxes of $2.2 million, from Zai Lab through March 31, 2022. During the three months ended March 31, 2022 and 2021, the Company recognized no revenue under the Zai Agreement. The Company is eligible to receive up to an aggregate of $91.0 million in additional research and development support payments and development, regulatory and sales milestone payments related to SUL-DUR, imipenem and other combinations with the licensed products. Zai Lab will pay the Company a tiered royalty equal from a high-single digit to low-double digit percentage based on annual net sales of licensed products in the territory, subject to specified reductions for the market entry of competing products, loss of patent coverage of licensed products and for payments owed to third parties for additional rights necessary to commercialize licensed products in the territory. Payments received for research support and reimbursable clinical trial costs are recorded as an offset to research and development expense during the period in which the qualifying expenses are incurred.

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

9. Stockholders’ Equity and Stock-Based Compensation Expense

Common Stock

Each holder of common stock shall be entitled to one vote for each share of common stock held of record by such holder on all matters on which stockholders generally are entitled to vote. Common stockholders are entitled to receive dividends when and if declared by the board of directors, out of any funds legally available. As of March 31, 2022, no dividends have been declared or paid.

Fourth Private Placement

On February 17, 2022, the Company entered into the Fourth Securities Purchase Agreement with a subsidiary of Innoviva, pursuant to which the Company issued and sold to Innoviva, in a private placement which closed on

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

February 18, 2022, the Convertible Note having a principal amount of $15.0 million. Refer to Note 6 for additional information related to the Convertible Note.

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

At the closing of the first tranche, Innoviva and the Company entered into an investor rights agreement, or the Investor Rights Agreement, which provides that for so long as Innoviva and its affiliates hold at least 15% of the outstanding shares of the Company’s common stock on a fully-diluted basis, Innoviva shall have the right to designate two directors to the board of directors of the Company, or the Board; and for so long as Innoviva and its affiliates hold at least 8% of the outstanding shares of the Company’s common stock on a fully-diluted basis, Innoviva shall have the right to designate one director to the Board, subject to certain qualifications and conditions in the Investor Rights Agreement. The Investor Rights Agreement also provides for rights for Innoviva to participate pro rata in future offerings of securities by the Company.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

As a result of the closings of the four private placements, Innoviva owns approximately 59.9% of the Company’s outstanding common stock as of March 31, 2022 without the exercise of the warrants.

At-the-Market Facility

In August 2021, the Company entered into a Controlled Equity Offering Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co, or Cantor, for the offer and sale of up to $17.5 million of its common stock at the then current market prices in amounts to be determined from time to time. On October 21, 2021, the Company sold an aggregate of 200,000 shares of common stock at a sale price of $3.25 per share, for gross proceeds of $0.7 million. Proceeds, net of fees, were $0.6 million. No sales of common stock have occurred during the first quarter of 2022 under the facility.

Warrants

As of March 31, 2022, outstanding warrants to purchase shares of the Company’s common stock are as follows:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
1,322,510	$2.50	April 22, 2025
12,677,490	$2.50	June 11, 2025
8,672,897	$2.675	September 1, 2025
10,000,000	$2.00	May 3, 2026
32,672,897

The table above does not include the potential warrants associated with the Company’s $15.0 million Convertible Note with Innoviva. The Convertible Note is convertible at maturity at the election of the Company or Innoviva into shares of the Company’s common stock at a conversion price of $1.48 per share and warrants to purchase an equal number of shares of the Company’s common stock with an exercise price of $1.48 per share. As of March 31, 2022, the Convertible Note was convertible into 10,141,852 shares of common stock and 10,141,852 warrants. Refer to Note 6 – Convertible Note, for further details.

Stock Incentive Plan

In September 2018, the Company’s board of directors adopted, and its stockholders approved, the 2018 Equity Incentive Plan, or the 2018 Plan, which became effective on September 25, 2018, at which point no further grants will be made under the 2015 Stock Incentive Plan, or the 2015 Plan. In June 2020, the Board adopted, and its stockholders approved, an amendment to the 2018 Plan, to increase the number of shares available for stock-based awards by 500,000. Under the 2018 Plan, the Company may grant incentive stock options, or ISOs, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of March 31, 2022, stock options to purchase an aggregate of 5,213,284 shares had been granted, restricted stock units, or RSUs, of 3,670,913 had been awarded, and 1,270,829 shares were available for future issuance under the 2018 Plan, as amended. The options issued under the 2018 Plan expire after 10 years from the grant date.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Stock Option Activity

Stock option activity under both plans during the three months ended March 31, 2022 is summarized as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value (in thousands)
Outstanding as of December 31, 2021	2,895,380	$3.21	8.33	$30
Granted	—
Forfeited and expired	(159,637)	2.98
Outstanding as of March 31, 2022	2,735,743	$3.22	7.85	$6
Exercisable as of March 31, 2022	1,011,812	$3.89	5.85	$2

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Restricted Stock Unit Activity

During the three months ended March 31, 2022, the Company granted 2,678,313 RSUs to employees and directors. Restricted stock unit activity for the three months ended March 31, 2022 is summarized as follows:

		Weighted-
		Average
	Number of	Grant Date
	Units	Fair Value
Outstanding as of December 31, 2021	490,975	$2.20
Granted	2,678,313	1.92
Forfeited	(270,600)	1.97
Outstanding as of March 31, 2022	2,898,688	$1.96

Employee Stock Purchase Plan

In September 2018, the Company’s board of directors and its stockholders approved the 2018 Employee Stock Purchase Plan, or the ESPP, which became effective as of September 25, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 140,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2019 and ending in 2028, in each case subject to the approval of the board of directors, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 250,000 shares; provided, that prior to the date of any such increase, the board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Pursuant to the terms of the 2018 Employee Stock Purchase Plan, an additional 250,000 shares were added to the number of available shares effective January 1, 2022 and 2021. As of March 31, 2022, no shares of common stock had been issued under the ESPP and 654,163 shares remained available for future issuance under the ESPP. No offering period under the ESPP has been set by the Company’s board of directors.

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statement of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Research and development	$363	$421
General and administrative	334	448
Total stock-based compensation expense	$697	$869

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table summarizes stock-based compensation by type of award (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Stock options	$247	$665
Restricted stock units	450	204
Total stock-based compensation expense	$697	$869

The following table summarizes unrecognized stock-based compensation expense as of March 31, 2022, by type of awards, and the weighted-average period over which that expense is expected to be recognized. The total unrecognized stock-based compensation expense will be adjusted for actual forfeitures as they occur.

	As of March 31, 2022
	Unrecognized Expense	Weighted-average Remaining Recognition Period
	(in thousands)	(in years)
Stock options	$1,558	1.46
Restricted stock units	$4,838	3.27

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

The following outstanding securities have been excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2022 and 2021, as they would have been anti-dilutive:

	As of March 31,
	2022	2021
Options to purchase shares of common stock	2,735,743	3,049,357
Warrants to purchase shares of common stock	32,672,897	22,672,897
Unvested restricted stock units	2,898,688	861,700
Convertible note (1)	10,141,852	—
Convertible note warrants (1)	10,141,852	—
	58,591,032	26,583,954

(1)

Convertible Note common stock is calculated using the conversion price of $1.48 per share and includes interest accrued as of March 31, 2022. Warrants issued upon conversion of the Convertible Note shall be equal to the common stock issued upon conversion.

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

12. Related Party Transactions

Innoviva

On February 17, 2022, the Company entered into the Fourth Securities Purchase Agreement with a subsidiary of Innoviva, the Company’s majority shareholder, pursuant to which the Company issued and sold to Innoviva, in a private placement which closed on February 18, 2022, the Convertible Note having a principal amount of $15.0 million. The Convertible Note is convertible at maturity at the election of the Company or Innoviva into shares of the Company’s common stock at a conversion price of $1.48 per share of common stock and warrants to purchase an equal number of shares of Common Stock with an exercise price of $1.48 per share of common stock. See Note 6, Convertible Note, to these notes to consolidated financial statements for additional information.

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

Pharmaron Beijing Co., Ltd. (China)

The Company contracts with Pharmaron Beijing Co., Ltd. (China), or Pharmaron, to provide various medicinal chemistry research, manufacturing development and clinical services related to the Company’s ongoing product candidates. The Company began utilizing Pharmaron as a service provider prior to the spin-out in 2015, and this relationship has continued through 2020. In 2019, the Senior Vice President of Strategic Partnerships at Pharmaron began sharing a household with the Company’s Chief Executive Officer and, as a result, the Company considers the agreements between the Company and Pharmaron to be related-party transactions. The Company recorded expense of $1.9 million and $1.2 million during the three months ended March 31, 2022 and 2021, respectively, for services rendered pursuant to multiple Pharmaron agreements. Amounts due to Pharmaron were $0.1 million as of March 31, 2022 and December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q and with our audited consolidated financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 3, 2022, or the Annual Report on Form 10-K. In addition, you should read the “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are an advanced, late clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of targeted antibacterial products that address high unmet medical needs to treat serious infections caused by multidrug-resistant pathogens. On February 1, 2022, our Board of Directors received a preliminary, non-binding proposal from our majority stockholder, Innoviva Inc., or Innoviva, to acquire all the outstanding equity securities of the Company that are not currently owned by Innoviva for a per share consideration of $1.80, payable in cash. On March 15, 2022 Innoviva revised its non-binding offer to acquire the Company to increase the purchase thereunder to $2.00 per share in cash. All other terms of the offer remain unchanged. The offer letter and amended offer letter delivered by Innoviva to our Board of Directors are publicly available in the Schedule 13D amendments dated February 1, 2022 and March 15, 2022, respectively, filed by Innoviva with the SEC. Our Board of Directors, which does not include any members appointed by or affiliated with Innoviva, has retained MTS Health Partners, L.P. and Covington & Burling, LLP to explore alternatives and to assist the Board of Directors in its evaluation of the proposal consistent with its fiduciary duties.

Our lead product candidate, sulbactam-durlobactam, or SUL-DUR, is an intravenous, or IV, combination of sulbactam, an IV β-lactam antibiotic, and durlobactam, a novel broad-spectrum IV β-lactamase inhibitor, or BLI, that we are developing for the treatment of pneumonia and bloodstream infections caused by carbapenem-resistant Acinetobacter baumannii, or Acinetobacter. Based on current carbapenem resistance rates, we estimate there are in excess of 250,000 hospital-treated carbapenem-resistant Acinetobacter infections annually across the United States, Europe, the Middle East and China for which significant morbidity and mortality exists due to limited treatment options. We initiated ATTACK (Acinetobacter Treatment Trial Against Colistin), our single Phase 3 registrational trial in 2019, and announced positive top-line Phase 3 data in October 2021 demonstrating that the primary efficacy and safety objectives had been achieved. Specifically, the results indicated non-inferiority in 28-day all-cause mortality in patients with carbapenem-resistant Acinetobacter infections and a statistically significant higher clinical cure rate compared to colistin. SUL-DUR also had a favorable safety profile when compared to colistin with a statistically significant reduction in nephrotoxicity. Based on the success of ATTACK and the totality of the SUL-DUR preclinical and clinical data, we also announced our intention to file a new drug application, or NDA, with the U.S. Food & Drug Administration, or FDA, in mid-2022. SUL-DUR has been awarded Fast Track status designation providing potential eligibility for accelerated approval and priority review, if relevant criteria are met, following acceptance of our submission by the FDA. With the support of our partner Zai Lab (Shanghai) Co., Ltd. or Zai Lab (Nasdaq: ZLAB), we enrolled approximately 25% of the ATTACK trial in China and combined with the strength of the overall SUL-DUR data set, we believe the data will also support a regulatory submission in China. Zai Lab has an exclusive license to develop and commercialize SUL-DUR in mainland China as well as the broader Asia-Pacific region.

Our second late-stage product candidate, zoliflodacin, is a novel orally administered molecule being developed for the treatment of uncomplicated gonorrhea. The bacterial pathogen responsible for gonorrhea is Neisseria gonorrhoeae, or N. gonorrhoeae, including multidrug-resistant strains. Intramuscular injections of ceftriaxone now represent the only U.S. Centers for Disease Control and Prevention, or CDC, recommended treatment option for the estimated 1.6 million annual cases of gonorrhea in the United States. We believe there is a growing unmet need for a single-dose oral antibiotic that will reliably treat patients with gonorrhea, including infections caused by multidrug-resistant strains of N. gonorrhoeae, which are emerging globally. The Phase 3 registrational trial, initiated in September 2019, is sponsored by our nonprofit collaborator, the Global Antibiotic Research and Development Partnership, or

GARDP, which as the sponsor is also responsible for all Phase 3 clinical trial and pharmaceutical development expenses. GARDP has commercial rights to zoliflodacin in up to 168 low- and select middle-income countries, while Entasis retains commercial rights in the major markets in North America, Europe and Asia-Pacific. Based on current enrollment rates, we anticipate the trial to be fully enrolled in 2023.

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

Since our inception in May 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, conducting discovery and development activities for our programs and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. As of March 31, 2022, we have funded our operations primarily with net cash proceeds of $104.2 million from the sale of our preferred stock, net cash proceeds of $65.6 million from the sale of common stock in our initial public offering, and net cash proceeds of $93.5 million from the sale of common stock, warrants and pre-funded warrants in private placements, at-the-market sales and the issuance of a convertible note. We have also either directly received funding or financial commitments from, or have had our program activities conducted and funded by, the U.S. government through our arrangements with NIAID, CARB-X, and the U.S. Department of Defense, or DOD, and we have received non-profit awards from GARDP and upfront and milestone payments from our license and collaboration agreement with Zai Lab.

Funding Arrangements

NIH

In June 2020, we entered into a contract with NIAID, part of the NIH, with an effective date of July 1, 2020. The contract consists of an initial award of approximately $3.0 million, with the potential to increase it up to $15.5 million, that will be used to develop novel molecules from our NBP platform. In July 2021, we successfully completed the first milestones for the program associated with the initial award and have been awarded the Option 1 Period of the program to proceed with further optimization, beginning August 1, 2021. This option consists of an additional $2.9 million, bringing the total award to $5.9 million. Funding from the contract will support research towards developing molecules with expanded Gram-negative spectrum against antibiotic-resistant bacterial pathogens including E. coli, Acinetobacter, Pseudomonas and Klebsiella. Through March 31, 2022, we had received $3.9 million in payments and we had recorded $4.5 million of grant income under this funding arrangement.

CARB-X

In March 2017 and October 2017, we entered into funding arrangements with the Trustees of Boston University to utilize funds from the U.S. government, through the CARB-X program, for support of our ETX0282CPDP and ETX0462 programs. These funding arrangements could cover up to $18.5 million of our specified research expenditures from April 2017 through May 2023. Through March 31, 2022, we had received $12.6 million in payments and we have recorded $13.0 million of grant income under these funding arrangements. The remaining $5.9 million of grant income that could be recorded is related to our ETX0462 program.

License and Collaboration Agreements

GARDP

In July 2017, we entered into a collaboration agreement with GARDP for the development and commercialization of a product candidate containing zoliflodacin in certain countries. Under the terms of the collaboration agreement, GARDP will fully fund the ongoing Phase 3 registrational trial, including the manufacture and supply of the product candidate containing zoliflodacin, in uncomplicated gonorrhea.

Zai Lab

In April 2018, we entered into a license and collaboration agreement with Zai Lab pursuant to which Zai Lab licensed exclusive rights to durlobactam and SUL-DUR in the Asia-Pacific region. Under the terms of the agreement, Zai Lab will fund most of our registrational trial costs in China for SUL-DUR, with the exception of a Phase 3 patient drug supply of licensed product. As of March 31, 2022, we have received net payments of $15.8 million, representing the $5.0 million upfront payment, $7.0 million of milestone payments, $0.6 million of research support payments and $5.9 million of certain other reimbursable registrational trial costs, less applicable taxes of $2.2 million, from Zai Lab and we have recognized revenue of $12.0 million under this agreement.

Components of Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our product discovery efforts and the development of our preclinical and clinical product candidates. These expenses include:

●	employee-related expenses, including salaries and benefits, travel and stock-based compensation expense for employees engaged in research and development functions;
●	fees paid to consultants for services directly related to our product development and regulatory efforts;
●	expenses incurred under agreements with contract research organizations, or CROs, as well as contract manufacturing organizations, or CMOs, and consultants that provide supporting activities for our preclinical studies, clinical trials and NDA filing and approval efforts;
●	costs associated with preclinical activities and development activities;
●	costs related to compliance with regulatory requirements; and
●	facilities-related expenses, which include allocated rent and maintenance of facilities and other operating costs.

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

Our direct research and development expenses are tracked on a program-by-program basis for our product candidates and preclinical program and consist primarily of external costs, such as fees paid to outside consultants, CROs, CMOs and central laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses by program also include fees incurred under service, license or option agreements. We do not allocate employee costs or facility expenses to specific programs for financial reporting purposes because these costs are deployed across multiple programs and, accordingly, are not separately classified. We primarily use internal resources and our own employees to conduct our research and discovery as well as for managing our preclinical development, process development, manufacturing and clinical development activities.

To date, substantially all of our research and development expenses have been related to the preclinical and clinical development of our product candidates and preclinical programs. The following table shows our research and development expenses by development program and type of activity for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Direct research and development expenses by program:
SUL-DUR	$5,639	$4,030
ETX0462	95	1,192
ETX0282CPDP	4	60
Zoliflodacin	—	—
Other preclinical programs	637	216
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	4,005	3,337
Facilities, supplies and other	612	535
Total research and development expenses	$10,992	$9,370

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

General and Administrative Expenses

General and administrative expenses consist of salaries and benefits and stock-based compensation expense for personnel in executive, finance and administrative functions. General and administrative costs also include facilities-related costs not otherwise included in research and development expenses and professional fees for legal, patent, consulting, accounting, insurance and audit services.

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

Other Income, Net

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

Interest Expense

Interest expense consists of interest expense related to our convertible note.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2022	2021	$ Change

	(in thousands)
Operating expenses:
Research and development	$10,992	$9,370	$1,622
General and administrative	4,936	3,307	1,629
Total operating expenses	15,928	12,677	3,251
Loss from operations	(15,928)	(12,677)	(3,251)
Other income, net:
Grant income	672	1,972	(1,300)
Interest income	4	4	—
Interest expense	(10)	—	(10)
Total other income, net	666	1,976	(1,310)
Net loss	$(15,262)	$(10,701)	$(4,561)

Research and Development Expenses

Research and development expenses were $11.0 million during the three months ended March 31, 2022, compared to $9.4 million during the three months ended March 31, 2021. The increase of $1.6 million was primarily due to an increase of $1.6 million in expenses related to our SUL-DUR product candidate, an increase of $0.7 million in personnel expenses and an increase of $0.4 million in other preclinical programs, partially offset by a decrease of $1.1 million in expenses related to our ETX0462 product candidate. The increase of $1.6 million in expenses related to our SUL-DUR product candidate was primarily due to an increase of $3.2 million in manufacturing costs and an increase of $1.0 million in NDA support, partially offset by a decrease of $2.6 million in clinical trial costs. The decrease of $1.1 million in expenses related to our ETX0462 product candidate was due to a decrease of $1.1 million in manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $4.9 million during the three months ended March 31, 2022, compared to $3.3 million during the three months ended March 31, 2021. The increase of $1.6 million was driven primarily by increases of $1.1 million in consulting costs, $0.4 million in legal costs and $0.1 million in investor and public relations costs.

Other Income, Net

Other income, net was $0.7 million during the three months ended March 31, 2022, compared to $2.0 million during the three months ended March 31, 2021. The decrease of $1.3 million was primarily due to a decrease of $1.3 million in grant income associated with our agreements with CARB-X and NIH.

Liquidity and Capital Resources

Overview

As of March 31, 2022, we had cash and cash equivalents of $33.5 million. We have funded our operations to date with the proceeds from equity securities offerings and the issuance of a convertible promissory note. In addition, we also have received funding or financial commitments from, or have had our program activities conducted and funded by, the U.S. government through arrangements with NIAID, CARB-X, NIH and the U.S. Department of Defense, and have received non-profit awards from GARDP and upfront milestone and cost reimbursement payments from Zai Lab.

Going Concern

Since our inception, we have incurred recurring losses and negative cash flows from operations. Our net loss was $15.3 million for the three months ended March 31, 2022 and $47.1 million for the year ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $246.9 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through the third quarter of 2022.

These conditions and events raise substantial doubt about our ability to continue as a going concern for one year following the issuance of our consolidated financial statements for the quarter ended March 31, 2022. To finance our operations beyond this point, we will need to raise substantial additional capital or effectively implement cost reductions, neither of which can be assured. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders could be further diluted and such dilution may be significant. If we are not able to secure adequate additional funding in future periods, we may make reductions in certain expenditures, which may include suspending or curtailing planned activities and delaying, or reducing the scope of, suspending or eliminating one or more research and development programs or commercialization efforts. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the clinical development of our product candidates and obtain regulatory approvals. We are also unable to predict when, if ever, net cash inflows will commence from product sales. This is due to the numerous risks and uncertainties associated with developing drugs, including, among others, the uncertainty of:

●	the unpredictable duration and economic impact of the COVID-19 pandemic;
●	successful enrollment in, and completion of clinical trials;
●	performing preclinical studies and clinical trials in compliance with requirements of the FDA, the European Medicines Agency, or EMA, or any comparable regulatory authority;
●	the ability of collaborators to manufacture sufficient quantity of product for development, clinical trials or potential commercialization;

●	obtaining marketing approvals with labeling for sufficiently broad patient populations and indications, without unduly restrictive distribution limitations or safety warnings, such as black box warnings or a risk evaluation and mitigation strategies program;
●	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our product candidates;
●	making arrangements with third parties for manufacturing capabilities;
●	launching commercial sales of products, if and when approved, whether alone or in collaboration with others;
●	acceptance of the therapies, if and when approved, by physicians, patients and third-party payors;
●	competing effectively with other therapies;
●	obtaining and maintaining healthcare coverage and adequate reimbursement;
●	protecting our rights in our intellectual property portfolio; and
●	maintaining a continued acceptable safety profile of our drugs following approval.

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

Innoviva, Inc. Securities Purchase Agreements

On February 1, 2022, our Board of Directors received a preliminary, non-binding proposal from Innoviva to acquire all the outstanding equity securities of the Company that are not currently owned by Innoviva for a per share consideration of $1.80 payable in cash. On March 15, 2022, Innoviva revised its non-binding offer to acquire the Company to increase the per share consideration to $2.00. All other terms of the offer remain unchanged.  The offer letters delivered by Innoviva to our Board of Directors are publicly available in the Schedule 13D amendments dated February 1, 2022 and March 15, 2022, filed by Innoviva with the SEC. Our Board of Directors, which does not include any members appointed by or affiliated with Innoviva, has retained MTS Health Partners, L.P. and Covington & Burling LLP to explore alternatives and to assist the board of directors in its evaluation of the proposal consistent with fiduciary duties.

On February 17, 2022, we entered into a securities purchase agreement, or the Fourth Securities Purchase Agreement, with a subsidiary of Innoviva, pursuant to which we issued and sold to Innoviva, in a private placement which closed on February 18, 2022, a convertible promissory note having a principal amount of $15.0 million, or the Convertible Note. The Convertible Note is convertible at maturity at the election of us or Innoviva into shares of our common stock at a conversion price of $1.48 per share of common stock and warrants to purchase an equal number of shares of common stock with an exercise price of $1.48 per share of common stock, or the Warrants. As of March 31, 2022, the Convertible Note was convertible into 10,141,852 shares of common stock and 10,141,852 Warrants. The Convertible Note will also be convertible at the option of Innoviva if we engage in certain capital markets transactions, asset sales or royalty transactions. If we are acquired prior to the maturity date of the Convertible Note, the Convertible Note will be payable in cash at the time of such acquisition. The Convertible Note will mature on August 18, 2022 and bears interest at a rate of 0.59% per annum to, but excluding, the date of repayment or conversion of the Convertible Note. From and including the date of maturity, if not converted, the Convertible Note will bear interest at a rate of 10.00% per annum to, but excluding, the date of repayment or conversion of the Convertible Note.

The Convertible Note and the Warrants will have provisions that preclude conversion or exercise, respectively, if such conversion or exercise would result in the issuance of more than 19.99% of our currently outstanding common stock in the aggregate prior to obtaining stockholder approval.

Registration Rights Agreement

On February 18, 2022, we and Innoviva entered into a registration rights agreement, or the Registration Rights Agreement, pursuant to which, among other things, we must prepare and file with the Securities and Exchange Commission, or the SEC, a registration statement with respect to the resale of shares of common stock and the warrants issuable upon conversion of the Convertible Note and shares of common stock issuable upon exercise of the Warrants within 90 days of the Fourth Securities Purchase Agreement.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash used in operating activities	$(13,751)	$(10,099)
Net cash used in investing activities	(9)	(11)
Net cash provided by financing activities	15,000	1,800
Net increase (decrease) in cash and cash equivalents	$1,240	$(8,310)

Operating Activities

During the three months ended March 31, 2022, operating activities used $13.8 million of cash, resulting from our net loss of $15.3 million, offset by net cash provided by changes in operating assets and liabilities of $0.8 million, and non-cash charges of $0.7 million. Net cash provided by changes in operating assets and liabilities for the three months ended March 31, 2022 consisted a $1.3 million decrease in prepaid expenses, a $0.6 million increase in accounts payable, a $0.1 million increase in other assets and a $0.1 million decrease in grants receivable. These were partially offset by a $1.2 million decrease in accrued expenses and other liabilities.

During the three months ended March 31, 2021, operating activities used $10.1 million of cash, resulting from our net loss of $10.7 million and net cash used by changes in operating assets and liabilities of $0.3 million, offset by non-cash charges of $0.9 million. Net cash used by changes in operating assets and liabilities for the three months ended March 31, 2021 consisted primarily of a $0.7 million increase in grants receivable, a $0.5 million decrease in accrued expenses and other liabilities, a $0.4 million increase in other assets and a $0.2 million decrease in accounts payable. These were partially offset by a $1.4 million decrease in prepaid expenses.

Investing Activities

During the three months ended March 31, 2022, net cash used in investing activities was $9,000, consisting of purchases of property, plant, and equipment.

During the three months ended March 31, 2021, net cash used in investing activities was $11,000, consisting of purchases of property, plant, and equipment.

Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $15.0 million, which consisted of proceeds from the issuance of our convertible note.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon the evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
31.2

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020 formatted in inline XBRL (included in Exhibit 101).
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

ENTASIS THERAPEUTICS HOLDINGS INC.

Date: April 27, 2022	By:	/s/ Manoussos Perros, Ph.D.
Manoussos Perros, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2022	By:	/s/ Kristie Wagner
Kristie Wagner
Vice President, Corporate Controller
(Principal Financial and Accounting Officer)