Form 10-K/A
period 2021-12-31
Entasis Therapeutics Holdings Inc.
filed 2022-05-02
CIK 1724344

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Auditor Name: KPMG LLPAuditor Location: Boston, MassachusettsAuditor Firm ID: 185

Explanatory Note

Entasis Therapeutics Holdings Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2022, to provide the information required by Part III of Form 10-K because we do not expect to file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K, and supplements Item 15 of Part IV of the Form 10-K to include the filing of new certifications by our Chief Executive Officer and Vice President Corporate Controller.

Except as described above, no other changes have been made to the Form 10-K. The Form 10-K continues to speak as of its date and this Amendment does not modify or update in any way the disclosures contained in the Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

Set forth below are the names, ages and length of service of the current members of our Board.

Name	Age	Term Expires	Position(s)	Director Since
David Meek	58	2022	Chairman of the Board	2019
Heather Preston, M.D.	56	2022	Director	2017
Heather Berger, Ph.D. (formerly Heather Behanna)	47	2023	Director	2017
Howard Mayer, M.D.	59	2023	Director	2019
David Hastings	60	2024	Director	2018
Manoussos Perros, Ph.D.	54	2024	President, Chief Executive Officer and Director	2015

The principal occupation, business experience and education of each of our directors are set forth below. Unless otherwise indicated, principal occupations shown for each director have extended for five or more years.

David Meek has served as Chairman of the Board since June 2019.  Mr. Meek is an executive biopharma leader with more than 30 years of experience in the industry, where he has held various global executive positions in major pharmaceutical and biotechnology companies. Most recently, Mr. Meek has served as chief executive officer and a director of Mirati Therapeutics, a clinical stage targeted oncology company since September 2021. From July 2016 to December 2020, Mr. Meek was chief executive officer and a member of the board of Ipsen Biopharmaceuticals, Inc., a public biopharma company. Prior to joining Ipsen, from July 2014 to June 2016, he was executive vice president and president of the oncology division of Baxalta prior to its acquisition by Shire. He previously served as chief commercial officer of Endocyte from August 2012 to July 2014. Mr. Meek also spent eight years at Novartis as a global franchise head from 2005 to 2007, chief executive officer of Novartis Canada from 2007 to 2009, and region head of oncology for northern, central and eastern Europe from 2010 to 2012. He began his biopharma career at Johnson & Johnson and Janssen Pharmaceuticals where he worked from 1989 to 2004, holding increasingly senior levels of executive roles. Mr. Meek also serves as a director for uniQure. Mr. Meek holds a B.A. from the University of Cincinnati.  We believe that Mr. Meek is qualified to serve on our Board because of his extensive experience and commercialization expertise within the biopharmaceutical industry as well as his experience as a director of public companies in the biopharmaceutical industry.

Heather Preston, M.D., has served as a member of our Board since August 2017. Dr. Preston has served as a managing partner at Pivotal bioVenture Partners since July 2018 and as a senior advisor to TPG Biotech, a biotechnology venture capital firm, since July 2018. Dr. Preston was previously a partner and managing director at TPG Biotech from 2005 to July 2018. Prior to joining TPG Biotech, Dr. Preston served for two years as a medical device and biotechnology venture capital investor at J.P. Morgan Partners, LLC, a private equity firm. Prior to that, she was an entrepreneur-in-residence at New Enterprise Associates, a venture capital firm, and was a leader of the pharmaceutical and medical products consulting practice at McKinsey & Co. Dr. Preston is currently serving on the boards of directors of Oxford BioMedica plc, Karuna Therapeutics, Fusion Therapeutics and Akuous Inc., all publicly held companies.  Dr. Preston has also served on the boards of a number of private companies. Dr. Preston received her M.D. from the University of Oxford and a B.S. in Biochemistry from the University of London. We believe that Dr. Preston is qualified to serve on our Board because of her extensive experience in the biopharmaceutical investment industry and her scientific background.

Heather Berger, Ph.D., has served as a member of our Board since August 2017.  Dr. Berger is a principal at SR One Capital Management LP, a position she has held since April 2019. From January 2017 to November 2018, she was a principal at Sofinnova Investments, or Sofinnova, focusing on biopharmaceutical investments. Prior to joining Sofinnova, Dr. Berger was a senior vice president and biotechnology sell-side analyst at Wedbush Securities from

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

August 2014 to December 2016, preceded by a role as an associate at JMP Securities LLC from September 2010 to June 2014. Prior to this, Dr. Berger worked in early stage drug discovery at the Astellas Research Institute and was also an adjunct professor at the Feinberg School of Medicine at Northwestern University. Dr. Berger also serves on the boards of Second Genome and Design Therapeutics. Dr. Berger received her Ph.D. in Chemistry from Northwestern University, an M.S. in Organic Chemistry from the Weizmann Institute of Science and her B.S. from Tufts University. We believe that Dr. Berger is qualified to serve on our Board because of her extensive experience in the biopharmaceutical investment industry and her scientific background.

Howard Mayer, M.D. has served as a member of our Board since August 2019.  Dr. Mayer is the executive vice president, head of research and development for Ipsen Biopharmaceuticals, Inc., a position he has held since 2019.  Prior to joining Ipsen, Dr. Mayer was most recently senior vice president, chief medical officer and global head of R&D, Neuroscience Division at Shire Pharmaceuticals, or Shire Pharma, from 2018 to 2019 (acquired by Takeda Pharmaceutical Company in 2019). Previously, Dr. Mayer was senior vice president and head of global clinical development at Shire Pharma from 2013 to 2018. In this role, Dr. Mayer was responsible for global clinical development (Phase I-IV) across the hematology, immunology, oncology, genetic diseases, GI/metabolic, neuroscience and ophthalmology therapeutic areas. He was also responsible for clinical development operations, clinical pharmacology, and medical devices. Previously he served as chief medical officer at EMD Serono, a division of Merck KGaA. Prior to that, he held a variety of global roles at Pfizer Inc. over nearly eight years, including head of clinical development and medical affairs for Virology/Infectious Diseases. Prior to joining Pfizer, he served as director of infectious diseases clinical research at Bristol-Myers Squibb for five years. Dr. Mayer obtained his BA from the University of Pennsylvania and his M.D. from Albert Einstein College of Medicine in New York, which was followed by an internship and residency at Mount Sinai Hospital and an Infectious Diseases fellowship at Harvard Medical School. Dr. Mayer serves on the board of Adagio Therapeutics. He also has served on the board of Autism Speaks in New England since 2011. He was honored by PharmaVoice as one of the 100 Most Inspiring People in the Life Sciences Industry in 2011 and 2017. We believe that Dr. Mayer is qualified to serve on our Board because of his extensive experience in the biopharmaceutical industry and his scientific background.

David C. Hastings has served as a member of our Board since April 2018. Mr. Hastings has served as the Chief Financial Officer of Arbutus Biopharma Corporation since June 2018. Prior to joining Arbutus, Mr. Hastings served as the Senior Vice President and Chief Financial Officer of Unilife Corporation from February 2015 to June 2017 and as Unilife’s Chief Accounting Officer and Treasurer from July 2016 to June 2017. Unilife filed for bankruptcy in April 2017. From October 2003 to October 2014, Mr. Hastings served as Executive Vice President and Chief Financial Officer at Incyte Corporation. Mr. Hastings has served on the board of directors and chairs the audit committee of Scynexis Inc. and VBL Therapeutics Ltd., both publicly held companies, since 2015 and 2018, respectively. Mr. Hastings received his B.A. in Economics from the University of Vermont. We believe that Mr. Hastings is qualified to serve on our Board because of his extensive financial experience, including experience as the chief financial officer of multiple publicly traded companies.

Manoussos Perros, Ph.D., has served as our President, Chief Executive Officer, and a member of our Board since May 2015. Prior to this, Dr. Perros worked for AstraZeneca AB, or AstraZeneca, as vice president and head of its infection research and early development organization from 2010 to 2015 and as site head for its research center in Waltham, Massachusetts from 2012 to 2015. Prior to joining AstraZeneca, Dr. Perros served as director of the Novartis Institute for Tropical Diseases in Singapore, and prior to that, as vice-president and chief scientific officer, antivirals, at Pfizer, Inc. A chemist by training, Dr. Perros conducted his Ph.D. work in Belgium, France and Germany, and was an associate in the Biophysics department at Yale from 1993 to 1995. Dr. Perros received the PhRMA Discoverer’s Award in 2010. We believe that Dr. Perros is qualified to serve on our Board because of his extensive knowledge of our company as President, Chief Executive Officer, his experience at major pharmaceutical companies and his scientific experience and achievements.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Executive Officers

The following table sets forth information regarding our executive officers as of February 25, 2022:

Name	Age	Position(s)
Manoussos Perros, Ph.D.	54	President, Chief Executive Officer and Director
David Altarac, M.D.	61	Chief Medical Officer
John Mueller, Ph.D.	62	Chief Development Officer
Ruben Tommasi, Ph.D.	56	Chief Scientific Officer
Matthew Ronsheim	50	Chief Pharmaceutical Sciences and Manufacturing Officer
Anna Diaz Triola	47	Chief Commercial Officer
Kristie Wagner	55	Vice President Corporate Controller
Elizabeth Keiley	56	General Counsel

Manoussos Perros, Ph.D. Biographical information for Dr. Perros is included above with the director biographies above.

David Altarac, M.D., has served as our chief medical officer since November 2019. From July 2015 to April 2019, Dr. Altarac was a senior vice president and head of global regulatory affairs, global drug safety and R&D quality and compliance at Shire Inc., or Shire. Prior to joining Shire, Dr. Altarac was vice president, regulatory affairs at NeoStem Inc., a biopharmaceutical company developing novel, cell-based, individualized therapeutics from July 2013 to June 2015. Dr. Altarac holds an M.D. degree from New York Medical College, a Master of Public Administration (M.P.A.) degree from New York University, and a B.A. in Chemistry from the State University of New York at Binghamton, New York. Dr. Altarac completed his Internal Medicine residency and Infectious Diseases fellowship at Beth Israel Medical Center in New York. Dr. Altarac has held multiple academic, hospital and post graduate teaching appointments during his career and has authored/coauthored numerous scientific publications.

John Mueller, Ph.D., has served as our chief development officer since May 2015. Prior to this, Dr. Mueller served as senior project director at AstraZeneca from June 2011 to May 2015, where he led a global multidisciplinary team to advance zoliflodacin into a Phase 2 clinical trial. Prior to that, Dr. Mueller worked at Pfizer, Inc. and Alexion Pharmaceuticals, Inc. Dr. Mueller received his Ph.D. in Microbiology and Immunology from the Albany Medical College, and subsequently conducted post-doctoral studies at the Tufts Medical School as a National Institutes of Health fellow where he completed his bacterial genetics research training.

Ruben Tommasi, Ph.D., has served as our chief scientific officer since May 2015. Prior to this, Dr. Tommasi served as executive director of chemistry of the infection innovative medicines unit at AstraZeneca from May 2011 to May 2015. Before that, he led the infection chemistry unit at Novartis Institutes for Biomedical Research from December 2006 to April 2011. Prior to that, Dr. Tommasi worked at Novartis International AG. Dr. Tommasi received both his Ph.D. in Organic Chemistry and his B.S. degree in Chemistry from the State University of New York, Albany.

Matthew Ronsheim, Ph.D., has served as our Chief Pharmaceutical Sciences and Manufacturing Officer since September 2020.  Prior to joining Entasis, from June 2016 to August 2019, Dr. Ronsheim served as executive director and head of chemistry manufacturing and controls at Enanta Pharmaceuticals Inc.  Prior to that, from October 2014 to June 2016, he served as director project leadership and global pharmaceutical commercialization at Cubist Pharmaceuticals LLC, which was acquired by Merck & Company in December 2014.  Before joining Cubist/Merck, Dr. Ronsheim held various leadership roles at Forest Laboratories from 2004 to 2014, including director and head of chemical development.  Dr. Ronsheim earned his B.S. in Chemistry from Southern Connecticut State University and a Ph.D. in Synthetic Organic Chemistry from the University of New Hampshire.

Anna Diaz Triola has served as our Chief Commercial Officer since July 2021. Ms. Triola brings over 20 years of experience in the launch and commercialization of products across multiple therapeutic areas and diverse settings of care, including the hospital and community. She previously served as the vice president, marketing at Summit Therapeutics where she was instrumental in developing the commercial strategy for the company’s first product against

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

C. difficile infections. Prior to joining Summit, Anna held commercial leadership roles at Flexion Therapeutics, Chiasma, Cubist, and Biogen. Anna holds an M.B.A. from Harvard Business School and a B.A. from Wellesley College.

Kristie Wagner has served as our Vice President Corporate Controller since June 2021. Prior to joining Entasis, Ms. Wagner served as Vice President and Corporate Controller at Akebia Therapeutics from November 2013 to May 2021. Before joining Akebia Therapeutics, Ms. Wagner held finance leadership roles at Athenahealth, Mzinga and GTC Biotherapeutics. Ms. Wagner received her MBA in Finance from Suffolk University and earned a B.S. degree in Accounting from the Massachusetts College of Liberal Arts.

Elizabeth Keiley has served as our general counsel since April 2019. Prior to this from 2012 to 2019, Ms. Keiley served in a variety of positions at Oxford Immunotec Global PLC, or Oxford Immunotec, a publicly traded global diagnostics company, including most recently serving as senior vice president and general counsel. Prior to joining Oxford Immunotec, Ms. Keiley was assistant general counsel of Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc., an orthopedic device manufacturer. Prior to working at Zimmer, Ms. Keiley was a trial lawyer and partner with Wildman, Harrold, Allen & Dixon in Chicago, Illinois. Ms. Keiley received her B.S. and B.A. degrees in Psychology and Philosophy, respectively, from Boston College and her J.D. from Loyola University School of Law.

Information Regarding the Board and Corporate Governance

Leadership Structure and Risk Oversight

The Board is currently chaired by Mr. Meek, who is an independent director. Mr. Meek has authority, among other things, to call and preside over Board meetings, including meetings of the independent directors, to set meeting agendas and to determine materials to be distributed to the Board. Accordingly, the Chairman of the Board has substantial ability to shape the work of the Board. The Company believes that separating the positions of Chairman and Chief Executive Officer creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board to monitor whether management’s actions are in the best interests of the Company and its stockholders. The Company believes that this separation can enhance the effectiveness of the Board as a whole.

One of the Board’s key functions is informed oversight of our risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through its various standing committees that address risks inherent in their respective areas of oversight.

In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the Company.

Our Audit Committee has the responsibility to consider and discuss with management and the auditors, as appropriate, the Company’s guidelines and policies with respect to financial risk management and financial risk assessment, including the Company’s major financial risk exposures and the steps taken by management to monitor and control these exposures. In addition, the Audit Committee considers management risks relating to data privacy, technology and information security, including cybersecurity, and back-up of information systems and the steps the Company has taken to monitor and control such exposures as well as overseeing the performance of our internal audit function. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking, including risks related to executive compensation and overall compensation and benefit strategies, plans, arrangements, practices and policies. Our Nominating and Corporate Governance Committee monitors the effectiveness of our Corporate Governance Guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct. The Nominating and Corporate Governance Committee also oversees and reviews with management the Company’s major legal compliance risk exposures and the steps management has taken to monitor or mitigate such exposures, including the Company’s procedures and any related policies with respect to risk assessment and risk management. It is the responsibility of the committee chairs to report findings regarding material risk exposures to the Board as quickly as possible. In connection with its reviews of the

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

operations and corporate functions of our company, our Board evaluates the primary risks associated with those operations and corporate functions. In addition, our Board reviews the risks associated with our Company’s business strategies periodically throughout the year as part of its consideration of undertaking any such business strategies. While the Board and its committees oversee risk management strategy, management is responsible for implementing and supervising day-to-day risk management processes and reporting to the Board and its committees on such matters.

Board Meetings and Annual Meeting Attendance

Our Board held seven meetings during the fiscal year ended December 31, 2021. During 2021, each of the directors attended at least 80% of the total of the meetings of the Board and the meetings of the committees of the Board on which he or she served (in each case, which were held during the period for which he or she was a director and/or a member of the applicable committee).

As required under applicable Nasdaq listing standards, during 2021, the Company’s independent, non-employee directors met in five regularly scheduled executive sessions at which only independent directors were present.

Board Committees

Our Board has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The following table provides membership and meeting information for the year ended December 31, 2021 for each committee:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
David Meek			X*
Heather Preston, M.D.	X
Heather Berger, Ph.D.	X	X
Howard Mayer, M.D.		X*
David Hastings†	X*		X
Total meetings in 2021	4	7	4

†             Financial Expert

*             Committee Chair

Below is a description of each committee of the Board. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. The Board has determined that each member of each committee meets the applicable Nasdaq rules and regulations regarding “independence” and each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company. Each of the committees operates pursuant to a written charter and each committee reviews and assesses the adequacy of its charter and submits its charter to the Board for approval. The charters are all available at www.entasistx.com/corporate-governance/documents-charters. The inclusion of our website address here and elsewhere in this Form 10-K does not include or incorporate by reference the information on our website into this Form 10-K.

Audit Committee

The Audit Committee of the Board is responsible for, among other things:

●	evaluating the performance of and assessing the qualifications of the independent registered public accounting firm;

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

●	determining whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage new independent registered public accounting firms;
●	determining and approving the engagement of the independent registered public accounting firm;
●	determining and approving the engagement of the independent registered public accounting firm to perform any proposed permissible non-audit services;
●	monitoring the rotation of partners of the independent registered public accounting firm on the Company’s audit engagement team as required by applicable laws and rules;
●	conferring with management and the independent registered public accounting firm, as appropriate, regarding the scope, adequacy and effectiveness of internal control over financial reporting and disclosure controls and procedures;
●	reviewing and discussing with management risks relating to data privacy, technology and information security, including cybersecurity, and back-up of information systems and the steps the Company has taken to monitor and control such exposures as well as overseeing the performance of the Company’s internal audit function;
●	establishing procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and
●	reviewing the Company’s annual audited financial statements, quarterly financial statements and disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in the Company’s filings to be filed with the SEC with management and the independent registered public accounting firm, as appropriate.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The current members of our Audit Committee are Mr. Hastings, Dr. Berger and Dr. Preston with Mr. Hastings serving as chairperson. Our Board has determined that each of the members of our Audit Committee satisfies the requirements for independence and financial literacy under the rules and regulations of Nasdaq and the SEC. Our Board has determined that Mr. Hastings is an “audit committee financial expert” within the meaning of the SEC regulations and applicable listing standards of Nasdaq. During the fiscal year ended December 31, 2021, the Audit Committee met four times.

Compensation Committee

The Compensation Committee is responsible for, among other things:

●	reviewing and approving, or reviewing and recommending to the Board for approval, annual corporate goals and objectives relevant to the compensation of our Chief Executive Officer;
●	evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and determining or recommending to the Board the compensation of our Chief Executive Officer, without the Chief Executive Officer’s presence or participation;
●	reviewing and approving or recommending to the Board the compensation of our other executive officers and certain other members of senior management, as appropriate;
●	reviewing and recommending to the Board the compensation of our directors;
●	appointing, compensating and overseeing the work of any compensation consultant, legal counsel or other advisor retained by the Compensation Committee;
●	conducting the independence assessment outlined in Nasdaq rules with respect to any compensation consultant, legal counsel or other advisor retained by the Compensation Committee; and
●	administering our equity compensation plans, pension and profit-sharing plans, deferred compensation plans and other similar plan and programs.

The current members of our Compensation Committee are Dr. Berger and Dr. Mayer, with Dr. Mayer serving as chairperson. Our Board has determined that each of the members of our Compensation Committee is independent within the meaning of the independent director requirements of Nasdaq. Our Board has also determined that the composition of our Compensation Committee meets the requirements for independence under, and the functioning of our Compensation Committee complies with, any applicable requirements of Nasdaq and SEC rules and regulations. During the fiscal year ended December 31, 2021, the Compensation Committee met seven times.

Compensation Committee Processes and Procedures

The Compensation Committee acts on behalf of the Board to review, modify (as needed) and approve, or review and recommend, as applicable, the overall compensation strategy and policies for the Company. The Committee may form and delegate authority to subcommittees as appropriate.

The Compensation Committee has the authority to obtain, at our expense, advice and assistance from compensation consultants and internal and external legal, accounting or other advisers and other external resources that the Compensation Committee considers necessary or appropriate for the performance of its duties. The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising the Compensation Committee. In particular, the Compensation Committee has sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including authority to

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

approve the consultant’s reasonable fees and other retention terms. During the past fiscal year, the Compensation Committee engaged Willis Towers Watson US LLC, or WTW, as a compensation consultant.

Specifically, the Compensation Committee engaged WTW to:

●	provide market data, peer group analysis; and
●	conduct an executive compensation assessment analyzing the current cash and equity compensation of our executive officers and directors against compensation for similarly situated executives at our peer group.

Independent Compensation Consultant Evaluation

The Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the Compensation Committee, other than in-house legal counsel and certain other types of advisers, only after assessing the independence of such person in accordance with SEC and Nasdaq requirements that bear upon the adviser’s independence. The Compensation Committee has assessed WTW’s independence and determined that there was no conflict of interest resulting from retaining WTW for this engagement.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for, among other things:

●	identifying, reviewing and evaluating candidates to serve as directors of the Company (consistent with criteria approved by the Board);
●	reviewing, evaluating and considering the recommendation for nomination of incumbent directors for re-election to the Board, as well as monitoring the size of the Board;
●	recommending to the Board the persons to be nominated for election as directors and to each of the committees of the Board;
●	assessing the performance of management and the Board and each of the committees of the Board; and
●	reviewing and recommending any appropriate changes to the Company’s Corporate Governance Guidelines.

The current members of our Nominating and Corporate Governance Committee are Mr. Hastings and Mr. Meek, with Mr. Meek serving as chair. Our Board has determined that each of the members of our Nominating and Corporate Governance Committee is independent within the meaning of the independent director requirements of Nasdaq. During the fiscal year ended December 31, 2021, the Nominating and Corporate Governance Committee met four times.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, certain of our officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. These persons are required by the SEC to furnish us with copies of all Section 16(a) reports that they file.

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to us during 2021, filed by our officers, directors, and any person whom we understand to own more than 10% of our common stock, all Section 16(a)

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

filings were timely filed to our knowledge, with the exception of the Form 4s for the executive officers, Messrs. Meek, Mayer and Hastings and Dr. Berger filed in connection with the option exchange that the Company completed on July 16, 2021. The untimely Form 4s for the option exchange were filed on February 15, 2022.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at www.entasistx.com/corporate-governance/documents-charters. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines to assure that the Board will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The Corporate Governance Guidelines are also intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to, among other things, board composition and selection including diversity, board meetings and involvement of senior management, Chief Executive Officer performance evaluation and succession planning, and board committees and compensation. The Corporate Governance Guidelines are available on our website at www.entasistx.com/corporate-governance/documents-charters.

Stockholder Communications with Our Board

The Board has adopted a formal process by which stockholders may communicate with the Board or any of its directors. Should stockholders wish to communicate with the Board or any specified individual directors, such correspondence should be sent to the attention of the Company’s Secretary at 35 Gatehouse Dr., Waltham, Massachusetts 02451. The Secretary will forward the communication to the Board members.

Item 11. Executive Compensation

Summary Compensation Table

The following information is furnished for our named executive officers, or Named Executive Officers, for 2021:

●	Manoussos Perros, Ph.D., our President and Chief Executive Officer;
●	David Altarac, M.D., our Chief Medical Officer
●	Ruben Tommasi, Ph.D., our Chief Scientific Officer

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Drs. Altarac and Tommasi were our most highly compensated executive officers, other than Mr. Perros, who were serving as executive officers as of December 31, 2021.

					Non‑Equity
			Option	Stock	Incentive Plan	All Other
		Salary	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)
Manoussos Perros, Ph.D.	2021	552,698	532,426	421,080	331,619	209,864	2,047,687
President and Chief Executive Officer	2020	536,600	491,811	-	254,885	143,361	1,426,657
David Altarac, M.D.	2021	453,200	151,937	132,000	183,999	164,680	1,085,816
Chief Medical Officer	2020	440,000	169,590	-	147,840	10,448	767,878
Ruben Tommasi, Ph.D.	2021	398,840	161,409	132,000	161,929	144,215	998,393
Chief Scientific Officer	2020(5)	—	—	—	—	—	—

(1)	The amounts shown for option awards represent the grant date fair value for option awards determined in accordance with Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation. Assumptions used in the calculation of these amounts are included in Note 11 – Stock-Based Compensation Expense to our Notes to Consolidated Financial Statements in our Annual Report on Form 10-K, except that we assumed that the executive will perform the requisite service for the award to vest in full. These amounts do not reflect the actual economic value that will be realized by the Named Executive Officer upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options.
(2)	The respective amounts in the “Stock Awards” column represent the aggregate grant date fair value of restricted stock unit units granted in the applicable fiscal year. Grant date fair value is calculated in accordance with ASC 718 issued by the Financial Accounting Standards Board. The grant date fair value of each restricted stock unit award is measured based on the closing price of our common stock on the date of grant.
(3)	The amounts shown for non-equity incentive plan compensation represent amounts earned for the fiscal years presented, whether or not actually paid during such year. This column reflects amounts earned based on the achievement of company and individual performance goals and other factors deemed relevant by the Board and compensation committee. For 2021, the compensation committee determined that each Named Executive Officer was entitled to 100% of his target bonus.
(4)	This amount includes: (a) for Dr. Perros: $8,700 of matching contributions made by us to his 401(k) plan account, $690 in life insurance premiums paid by us, $134,150 related to a retention bonus paid during 2021, and an additional $66,324 performance bonus paid during 2021; (b) for Dr. Altarac: $8,700 of matching contributions made by us to his 401(k) plan account and $1,980 in life insurance premiums paid by us, and $154,000 related to a retention bonus paid during 2021; and (c) for Dr. Tommasi, $8,700 of matching contributions made by us to his 401(k) plan account, $1,290 in life insurance premiums paid by us, and $134,225 related to a retention bonus paid during 2021.
(5)	Amounts do not require disclosure as Dr. Tommasi was not a Named Executive Officers in 2020.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table provides information regarding equity awards held by the Named Executive Officers that were outstanding as of December 31, 2021:

	Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised		Option
		Options	Options		Exercise	Option
	Grant	(#)	(#)		Price	Expiration
Name	Date	Exercisable	Unexercisable		($)	Date
Manoussos Perros, Ph.D.	10/21/2016	69,970	—	(1)	3.74	10/21/2026
	11/22/2017	183,013	—	(2)	3.11	11/22/2027
	01/23/2020	69,479	75,521	(3)	4.94	01/22/2030
	07/16/2021	—	325,755	(4)	2.44	07/15/2031
David Altarac, M.D.	01/23/2020	23,958	26,042	(3)	4.94	01/22/2030
	07/16/2021	—	92,307	(5)	2.44	07/15/2031
Ruben Tommasi, Ph.D.	10/21/2016	18,253	—	(1)	3.74	10/21/2026
	11/22/2017	35,094	—	(2)	3.11	11/22/2027
	01/23/2020	23,958	26,042	(3)	4.94	01/22/2030
	07/16/2021	—	98,701	(6)	2.44	07/15/2031

(1)	Of the shares underlying the option, 25% vested on March 29, 2017, and the remaining shares vest in 36 equal monthly installments thereafter, subject to the officer’s continued service through each vesting date.
(2)	Of the shares underlying the option, 25% vested on August 25, 2018, and the remaining shares vest in 36 equal monthly installments thereafter, subject to the officer’s continued service through each vesting date.
(3)	Of the shares underlying the option, 25% vested on January 1, 2021, and the remaining shares vest in 36 equal monthly installments thereafter, subject to the officer’s continued service through each vesting date.
(4)	Of the shares underlying the option, which was granted as part of the 2021 option exchange program, 186,479 vest 100% on July 16, 2022, 95,000 vest 85% on July 16, 2022 with the remainder vesting monthly over the following seven months and 44,276 vest 94% on July 16, 2022 with the remainder vesting monthly over the following three months.
(5)	Of the shares underlying the option, which was granted as part of the 2021 option exchange program, 67% vests on July 16, 2022 with the remainder vesting monthly over the following 16 months.
(6)	Of the shares underlying the option, which was granted as part of the 2021 option exchange program, 27,234 vest 100% on July 16, 2022, 43,461 vest 85% on July 16, 2022 with the remainder vesting monthly over the following seven months and 28,006 vest 94% on July 16, 2022 with the remainder vesting monthly over the following three months.

Employment Arrangements

Below are descriptions of our employment agreements and arrangements with our Named Executive Officers. The agreements generally provide for at-will employment without any specific term and set forth the Named Executive Officers’ initial base salary, eligibility for employee benefits and severance benefits upon a qualifying termination of employment or change in control of our company. Furthermore, each of our Named Executive Officers has executed a form of our standard proprietary information and inventions assignment agreement. The key terms of the employment

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

agreements with our Named Executive Officers, including potential payments upon termination or change in control, are described below.

Agreement with Dr. Perros

We have an employment agreement with Manoussos Perros, our president and Chief Executive Officer, which became effective on September 25, 2018, and which sets forth the revised terms of Dr. Perros’ employment with us. Dr. Perros is eligible to receive an annual performance bonus with a target of 50% of his base salary, as determined by our Board, and reimbursement for expenses. Dr. Perros’ current base salary is $572,042. His employment agreement does not have a specified term and his employment may be terminated by us or by Dr. Perros at any time, with or without cause. Dr. Perros is additionally eligible for certain severance and change in control benefits pursuant to his employment agreement, the terms of which are described below under “—Potential Payments and Benefits upon Termination or Change of Control.”

Agreement with Dr. Altarac

Effective November 4, 2019, we entered into an employment agreement with David Altarac, M.D., our chief medical officer, which sets forth the terms of Dr. Altarac’s employment with us. Dr. Altarac is eligible to receive an annual performance bonus with a target of 35% of his base salary, as determined by our Board, and reimbursement for expenses. Dr. Altarac’s current base salary is $469,062. His employment agreement does not have a specified term and his employment may be terminated by us or by Dr. Altarac at any time, with or without cause. Dr. Altarac is additionally eligible for certain severance and change in control benefits pursuant to his employment agreement, the terms of which are described below under “—Potential Payments and Benefits upon Termination or Change of Control.”

Agreement with Dr. Tommasi

Effective September 25, 2018, we entered into an employment agreement with Ruben Tommasi, Ph.D., our chief scientific officer, which sets forth the revised terms of Dr. Tommasi's employment with us. Dr. Tommasi is eligible to receive an annual performance bonus with a target of 35% of his base salary, as determined by our board of directors, and reimbursement for expenses. Dr. Tommasi’s current base salary is $412,799. His employment agreement does not have a specified term and his employment may be terminated by us or by Dr. Tommasi at any time, with or without cause. Dr. Tommasi's employment agreement amended and replaced the terms of his employment contained in his offer letter. Dr. Tommasi is additionally eligible for certain severance and change in control benefits pursuant to his employment agreement, the terms of which are described below under "—Potential Payments and Benefits upon Termination or Change of Control."

Potential Payments and Benefits upon Termination or Change of Control

Each of the employment agreements with our Named Executive Officers provides that if we terminate the employment of the Named Executive Officer for any reason other than for cause, or if such executive officer resigns his position with us for good reason, he would be eligible to receive the following severance benefits:

●	12 (or in the case of Dr. Perros, 18) months of his then-current base salary, paid in installments on our regular payroll dates following his termination date; and
●	provided the executive officer is participating in our group health insurance as of the date of termination and timely elects to continue receiving coverage, we will continue to pay premiums necessary to continue the executive officer and executive officer’s covered dependents’ health insurance coverage in effect on the termination date for the lesser of:
o	12 (or in the case of Dr. Perros, 18) months;

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

o	the date on which he becomes eligible for health insurance coverage in connection with new employment or self-employment; or
o	the date he ceases to be eligible for continuation coverage for any reason, including plan termination.

Alternatively, if such termination or resignation occurs on or within 18 months after a change in control (as defined therein), the Named Executive Officer is instead eligible for:

●	a lump-sum payment equal to 12 (or in the case of Dr. Perros, 18) months of his then-current base salary;
●	a lump-sum payment equal to one (or in the case of Dr. Perros, one and one half) times his target bonus for the year in which his employment terminates;
●	provided the executive officer is eligible for and timely elects to continue receiving group health insurance, we will continue to pay premiums necessary to continue the executive officer and executive officer’s covered dependents’ health insurance coverage in effect on the termination date for the lesser of:
o	12 (or in the case of Dr. Perros, 18) months;
o	the date on which he becomes eligible for health insurance coverage in connection with new employment or self-employment; or
o	the date he ceases to be eligible for continuation coverage for any reason, including plan termination; and
●	acceleration of vesting of the entire unvested portion of the outstanding stock options and other stock awards held by the executive officer as of immediately prior to the change in control termination date to the extent such awards are subject to time-based vesting requirements.

Each employment agreement provides that the Named Executive Officer’s death (or disability subject to applicable state and federal law) terminates the employment relationship and executive officer’s legal representatives will not receive severance benefits. Payment of any of the above-described severance benefits is conditioned on the executive officer’s delivery and non-revocation of a severance and release of claims agreement, which will include a general release of claims in our favor, within the time period provided in such agreement, which will be no later than 60 days after such executive officer’s termination.

For purposes of the employment agreements:

●	“cause” generally means (i) a material breach of the employment agreement or any other written agreement between the executive officer and us; (ii) gross negligence or gross misconduct in the performance of the executive officer’s duties; (iii) the commission of any act or omission constituting dishonesty or fraud that is injurious to us or any affiliate thereof; (iv) any conduct which constitutes a felony under applicable law; (v) conduct by the executive officer which demonstrates gross unfitness to serve; (vi) failure to attempt in good faith to implement a clear, reasonable and legal directive of our Board (or CEO in case of Dr. Altarac or Dr. Tommasi) or any board committee; or (vii) breach of a fiduciary duty.
●	“good reason” means the occurrence, without the Named Executive Officer’s consent, of any of the following events: (i) any material diminution of the executive officer’s authority, duties or responsibilities; (ii) a material (greater than 10%) reduction by us of the executive officer’s base salary except in the case of across-the-board salary reductions based on our financial performance similarly affecting all or substantially all of our similarly-situated employees; (iii) a relocation of the executive officer’s place of employment to a location in excess of 50 miles from our current principal place of employment; or (iv) any material breach of the employment

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

agreement by us; provided, however, that it will only be deemed good reason if (1) we have not previously notified the executive officer of our intention to terminate his employment; (2) we have been given written notice from the executive officer within 90 days following the first occurrence of a condition that the executive officer considers to constitute good reason (with such notice including a description of the condition); (3) we fail to remedy such condition within 30 days following such written notice; and (4) the executive officer resigns from employment with us effective not later than 30 days after the end of our cure period. Notwithstanding the foregoing, any actions taken by us to accommodate a disability of the executive officer or pursuant to the Family and Medical Leave Act or an applicable state leave law will not be a good reason for purposes of the employment agreement.

Health and Welfare Benefits

All of our current Named Executive Officers are eligible to participate in our employee benefit plans, including our medical, dental and vision insurance plans, in each case on the same basis as all of our other employees.

Long-Term Incentives

2018 Equity Incentive Plan and Amended and Restated Stock Incentive Plan

Our board of directors adopted and our stockholders approved the 2018 Plan in September 2018 for the purpose of attracting and retaining our directors, executive officers and other key employees, consultants and service providers, and to stimulate their efforts toward our continued success, long-term growth and profitability. The 2018 Plan became effective on September 25, 2018 and was amended on June 10, 2020. Our 2018 Plan provides for the grant of stock options qualifying as incentive stock options, or ISOs, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, to our employees and our parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to our employees, consultants and directors. Our 2018 Plan also provides for the grant of performance based awards to our employees, consultants and directors. We also maintain the Amended and Restated Stock Incentive Plan, or the 2015 Plan, which has been terminated and under which no future awards will be granted, but under which outstanding awards have been granted. These awards will continue to be governed by the terms of the 2015 Plan.

As of December 31, 2021, we had 1,604,834 shares of common stock reserved for issuance pursuant to the 2018 Plan. The number of shares of our common stock reserved for issuance under our 2018 Plan automatically increases on January 1 of each year, for a period of 10 years, through January 1, 2028, by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our Board. The maximum number of shares that may be issued pursuant to the exercise of ISOs under the 2018 Plan is 7,500,000.

The administrator may provide, in an individual award agreement or in any other written agreement between us and the participant, that the stock award will be subject to additional acceleration of vesting and exercisability in the event of a change in control (as defined in the 2018 Plan). In the absence of such a provision, no such acceleration of the stock award will occur in the event of a change in control.

2018 Employee Stock Purchase Plan

Our board of directors adopted and our stockholders approved the 2018 Employee Stock Purchase Plan, or the ESPP, in September 2018. The ESPP became effective on September 25, 2018. The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward our success and that of our affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. The ESPP initially authorized the issuance of 140,000 shares of our common stock pursuant to purchase rights granted to our employees or to employees of any of our

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

designated affiliates. The number of shares of our common stock reserved for issuance automatically increases on January 1 of each calendar year, from January 1, 2019 through January 1, 2028, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, and (ii) 250,000 shares; provided, that prior to the date of any such increase, our Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). If purchase rights granted under the ESPP terminate without having been exercised in full, the shares of our common stock not purchased under such purchase rights will again become available for issuance under the ESPP.

401(k) Plan

We maintain a defined contribution retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may defer eligible compensation on a pre-tax basis, up to the statutorily prescribed annual limits on contributions under the Code. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their contributions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan. Pursuant to our 401(k) plan, during 2021, we made 50% matching contributions on up to 6% of an employee’s eligible compensation.

Director Compensation

Cash and Equity Compensation

We maintain a non-employee director compensation policy that is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders. Effective as of January 1, 2020, the Board amended the non-employee director compensation policy, or the Amended Policy, such that:

●	the annual base retainer is $40,000, with the exception of the non-executive chairperson, who receives $90,000;
●	each member of our Audit, Compensation and Nominating and Corporate Governance Committees receives an additional annual retainer of $9,000, $7,500 and $4,250, respectively; and
●	each chairperson of our Audit, Compensation and Nominating and Corporate Governance Committees receives an additional annual retainer of $18,000, $15,000 and $8,500, respectively, in lieu of the member annual retainer.

Retainers are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment was prorated for any portion of such quarter that the director was not serving on the Board or the applicable committee.

In addition, pursuant to the Second Amended Policy, each non-employee director elected to the Board receives an initial one-time option to purchase 22,000 shares of our common stock. The shares subject to each such stock option will vest monthly over a three-year period, subject to the director’s continued service as a director.

Further, on the date of each annual meeting of stockholders, each non-employee director that continues to serve as a non-employee member on the Board will receive an option to purchase 11,000 shares of our common stock. The shares subject to each such stock option will vest in equal monthly installments over the 12 months following the date of grant, provided that the grant will in any case be fully vested on the date of the next annual meeting of stockholders, subject to the director’s continued service on the Board through the date of such meeting. The exercise price of these options will equal the fair market value of our common stock on the date of grant.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For 2021, upon the recommendation of the Compensation Committee and in an effort to more closely align non-executive director compensation to that of the Company’s peers, the Board agreed to change the annual option award for 2021 to an award of 22,000 restricted stock units, which had a grant date of April 1, 2021 and vested in full on the one-year anniversary of grant.

Director Compensation

The following table sets forth information regarding the compensation earned for service on the Board by our non-employee directors during the year ended December 31, 2021. The compensation for Dr. Perros as a Named Executive Officer is set forth above under “—Summary Compensation Table.”

	Fees Earned or	Stock	Option
	Paid in Cash	Awards(1)(3)	Awards(2)(3)		Total
Name	($)	($)	($)		($)
David Meek	98,500	47,520	28,262		174,282
Heather Berger, Ph.D.	56,500	47,520	28,308		132,328
David C. Hastings	62,252	47,520	43,456		153,228
Heather Preston, M.D.	49,000	—	—	(4)	49,000
Howard Mayer, M.D.	55,000	47,520	20,525		123,045
(1)	The respective amounts in the “Stock Awards” column represent the aggregate grant date fair value of restricted stock unit units granted in the applicable fiscal year. Grant date fair value is calculated in accordance with ASC 718 issued by the Financial Accounting Standards Board. The grant date fair value of each restricted stock unit award is measured based on the closing price of our common stock on the date of grant.
(2)	The amounts reported in this column reflect the aggregate grant date fair value of the option awards granted to our directors as computed in accordance with FASB ASC Topic 718. See Note 11 – Stock-Based Compensation Expense of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for a discussion of assumptions made us in determining the aggregate grant date fair value of our option awards. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the directors upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options.
(3)	The following table provides information regarding the aggregate number of equity awards granted to our existing non-employee directors that were outstanding as of December 31, 2021:

	Stock Awards	Option Awards
	Outstanding at	Outstanding at
	Year‑End	Year‑End
Name	(#)	(#)
David Meek	22,000	28,307
Heather Berger, Ph.D.	22,000	28,307
David C. Hastings	22,000	37,583
Howard Mayer, M.D.	22,000	23,500

(4)	Dr. Preston has elected not to receive the initial or annual option awards granted to non-employee directors under the Amended Policy.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2021.

				Number of securities
				remaining available
	Number of securities			for future issuance under
	to be issued		Weighted‑average	equity compensation
	upon exercise of		exercise price of	plans (excluding
	outstanding options,		outstanding options,	securities reflected
	warrants and rights		warrants and rights	in column (a))
Plan Category	(#)		($)	(#)
Equity compensation plans approved by security holders:
Amended and Restated Stock Incentive Plan	538,479		$3.39	—	(1)
2018 Equity Incentive Plan	2,847,876	(4)	$3.16	1,604,834	(2)
2018 Employee Stock Purchase Plan	—		—	654,163	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	3,386,355			2,258,997

(1)	No further grants were made under our 2015 Plan after the completion of our initial public offering on September 28, 2018.
(2)	The number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board. Pursuant to the terms of the 2018 Plan, an additional 1,914,071 shares were added to the number of available shares effective January 1, 2022, which are not included in the table above.
(3)	The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 250,000 shares or (iii) such lesser number of shares determined by our Board. Pursuant to the terms of the ESPP, an additional 250,000 shares were added to the number of available shares effective January 1, 2022, which are not included in the table above.
(4)	The number of securities to be issued consists of 2,356,901 options outstanding and 490,975 RSUs outstanding.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of April 1, 2022 by: (i) each of our Named Executive Officers; (ii) each of our directors (including nominees); (iii) all of our executive officers, directors and director nominees as a group; and (iv) each person or entity, or group of affiliated persons or entities, known by us to beneficially own more than 5% of our outstanding common stock.

Information with respect to beneficial ownership is based on information furnished to us by each director, executive officer or stockholder who holds more than 5% of our outstanding common stock, and Schedules 13G or 13D filed with the SEC, as the case may be. Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security, and includes options and warrants that are currently exercisable within 60 days of April 1, 2022. Options to purchase shares of our common stock that are exercisable and restricted stock units vesting within 60 days of April 1, 2022, are deemed to be beneficially owned by the persons holding these options and restricted stock units for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage. Except as indicated in the footnotes below, each of the beneficial owners named in the table below has, to our knowledge, sole voting and investment power with respect to all shares of common stock listed as beneficially owned by him or her, except for shares owned jointly with that person’s spouse.

We have based our calculation of beneficial ownership on 47,851,779 shares of our common stock outstanding as of April 1, 2022. Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Entasis Therapeutics Holdings Inc., 35 Gatehouse Drive, Waltham, Massachusetts 02451.

	Number of Shares	Percent of Shares
	Beneficially Owned (#)	Beneficially Owned (%)
Greater than 5% Stockholders:
Innoviva, Inc.(1)	57,345,794	74.9%
AstraZeneca AB(2)	2,149,855	4.5
Directors, Director Nominee and Named Executive Officers:
Manoussos Perros, Ph.D.(3)	417,316	*
David Altarac, M.D.(4)	54,167	*
Ruben Tommasi, Ph.D.(5)	107,514	*
Heather Berger, Ph.D.(6)	33,000	*
David C. Hastings(6)	33,000	*
Heather Preston, M.D.(7)	—	*
David Meek(6)	33,000	*
Howard Mayer, M.D.(6)	33,000	*
All current executive officers, directors and director nominees as a group (13 persons)	1,036,129	2.1

* Represents beneficial ownership of less than 1%.

(1)	Based solely on Schedule 13D/A filed by Innoviva, Inc. on March 15, 2022. This amount consists of 28,672,897 shares that are held directly, as well as warrants to purchase up to 28,672,897 shares of common stock that are exercisable within 60 days of April 1, 2022. The principal business address of Innoviva is 1350 Old Bayshore Highway, Suite 400, Burlingame, California, 94010.
(2)	Based solely on information provided by Nasdaq Stock Market LLC, or Nasdaq. 2,149,855 represents shares directly held by AstraZeneca, a wholly owned subsidiary of AstraZeneca PLC. AstraZeneca PLC and AstraZeneca may each be deemed to have sole voting and dispositive power over the shares. The principal business address of AstraZeneca is SE-151, 85 Sodertalje, Sweden.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)	Includes 337,566 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days of April 1, 2022.
(4)	Includes 29,167 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days of April 1, 2022.
(5)	Includes 60,490 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days of April 1, 2022.
(6)	Includes 11,000 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days of April 1, 2022.
(7)	Dr. Preston has elected not to receive equity awards granted to non-employee directors under the Amended Policy.

Item 13. Certain Relationships and Related Transactions and Director Independence

Policies and Procedures Regarding Transactions with Related Parties

We have adopted a written Related Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds or will exceed $120,000 or, during such time as we qualify as a “smaller reporting company,” the lesser of (1) $120,000 or (2) 1% of the average of our total assets for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A “related person” is any executive officer, director or a holder of more than 5% of our capital stock, including any of their immediate family members, and any entity owned or controlled by such persons.

Certain Related-Party Transactions

Below are our related-party transactions since January 1, 2021 to which we were a party or will be a party, other than compensation, termination and change in control arrangements with our Named Executive Officers and directors, which are described where required under the sections entitled “Executive Officer and Director Compensation—Employment Arrangements” and “Director Compensation—Cash and Equity Compensation.”

We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that we would pay or receive, as applicable, in arm’s-length transactions with unrelated third parties.

Innoviva

On February 17, 2022, we entered into the Fourth Securities Purchase Agreement with a subsidiary of Innoviva, Inc., or Innoviva, our majority shareholder, pursuant to which we issued and sold to Innoviva, in a private placement, a Convertible Note having a principal amount of $15.0 million. The Convertible Note is convertible at maturity at the election of Entasis or Innoviva into shares of our common stock at a conversion price of $1.48 per share of common stock and warrants to purchase an equal number of shares of common stock with an exercise price of $1.48 per share.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pharmaron Beijing Co., Ltd. (China)

We currently contract with Pharmaron Beijing Co., Ltd. (China), or Pharmaron, to provide various medicinal chemistry research, manufacturing development and clinical services related to our ongoing product candidates. We began utilizing Pharmaron as a service provider prior to our spin-off in 2015. In 2019, the Senior Vice President of Strategic Partnerships at Pharmaron, or the Pharmaron Executive, began sharing a household with the Company’s Chief Executive Officer, and as a result we now consider the agreements between us and Pharmaron to be related-party transactions. The Pharmaron Executive is responsible for overseeing client relationships, but is not directly involved in our agreements with Pharmaron, and neither Dr. Perros nor the Pharmaron Executive have participated or will participate in the negotiation or the approval of the ongoing services provided thereunder. In 2020 and 2021, we paid Pharmaron approximately $4.0 million and $5.7 million, respectively, for services rendered pursuant to multiple agreements, and since our spin-out in 2015, have paid Pharmaron approximately $29.9 million for services rendered

Registration Rights Agreements

We are party to a Registration Rights Agreement, dated April 22, 2020, with Innoviva pursuant to which, among other things, we agreed to prepare and file with the SEC a registration statement with respect to resales of the shares of common stock and the warrants purchased by Innoviva. The registration statement was filed with the SEC on August 6, 2020, and declared effective by the SEC on August 14, 2020.

We are party to a Registration Rights Agreement, dated September 1, 2020, with certain investors, including Innoviva. Pursuant to the agreement, we agreed to prepare and file a registration statement with the SEC for purposes of registering the resale of the shares of common stock, shares of common stock issuable upon exercise of the warrants held by Innoviva, the warrants and any shares of common stock issued as a dividend or other distribution with respect to the shares or shares of common stock issuable upon exercise of the warrants held by Innoviva. The registration statement was filed with the SEC on October 5, 2020, and declared effective by the SEC on October 13, 2020.

We are party to a Registration Rights Agreement, dated May 3, 2021, with Innoviva pursuant to which, among other things, we agreed to prepare and file with the SEC a registration statement with respect to resales of the shares of common stock and the warrants purchased by Innoviva. The registration statement was filed with the SEC on August 2, 2021, and declared effective by the SEC on August 5, 2021.

Lease Agreement

In May 2015, our U.S. subsidiary, Entasis Therapeutics Inc., entered into a lease agreement with AstraZeneca Pharmaceuticals LP, an affiliate of AstraZeneca, which was amended effective February 2, 2018. Under the terms of the lease, as amended, we lease a total of 20,062 square feet of office, research and development and laboratory facility space in Waltham, Massachusetts. In February 2022 we exercised an option to extend the lease for an additional three years through December 31, 2025. During the years ended December 31, 2020 and December 31, 2021, we paid rent of $0.7 million and $0.7 million, respectively, under the lease agreement.

Director Independence

As required under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent.” Under the Nasdaq listing standards, a director is independent only if the board of directors of a company makes an affirmative determination that the director has no material relationship with the company that would impair his or her independence. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, our Board has affirmatively determined that all of our current directors, except Dr. Perros, by virtue of his

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

position as our President and Chief Executive Officer, are independent within the meaning of the applicable Nasdaq listing standards. In making these determinations, our Board has determined, upon the recommendation of our Nominating and Corporate Governance Committee, that none of our directors or nominees for director had a material or other disqualifying relationship with the Company. The Board has also determined that each member of our Audit, Compensation and Nominating and Corporate Governance committees satisfies the independence standards for such committees established by the SEC and the Nasdaq listing standards, as applicable.

Item 14. Principal Accounting Fees and Services

The following is a summary and description of fees incurred by KPMG LLP for the fiscal years ended December 31, 2021 and 2020, by KPMG LLP, our independent registered public accounting firm. All fees described below were pre-approved by the Audit Committee.

	Fiscal Year Ended
	2021	2020
Audit Fees(1)	$584,000	$576,335
Audit‑related fees	—	—
Tax fees(2)	30,000	32,712
All other fees(3)	2,730	2,730
Total Fees	$616,730	$611,777
(1)	Audit fees for 2021 and 2020 consist of fees for our quarterly reviews, audit of our annual financial statements and work on registration statements and PIPE financings.
(2)	Tax fees consist of tax consultation and compliance services.
(3)	All other fees consist of subscription to KPMG’s accounting research online service.

Pre-Approval Policies and Procedures

Our Audit Committee pre-approves all audit and non-audit services provided by KPMG LLP before it is engaged by us to render non-audit services to ensure that the provision of these services does not impair the auditor’s independence. These services may include audit-related services, tax services and other non-audit services.

The pre-approval requirement set forth above does not apply with respect to non-audit services if:

●	all such services do not, in the aggregate, amount to more than 5% of the total fees paid by us to KPMG LLP during the fiscal year in which the services are provided;
●	such services were not recognized as non-audit services at the time of the relevant engagement; and
●	such services are promptly brought to the attention of and approved by the Audit Committee (or its delegate) prior to the completion of the annual audit.

The Audit Committee elected to delegate pre-approval authority to the chairperson of the Audit Committee to approve any one or more individual permitted non-audit services for which estimated fees do not exceed $75,000 as well as adjustments to any estimated pre-approval fee thresholds up to $50,000 for any individual non-audit service. Any non-audit services that would exceed such limits should be pre-approved by the full Audit Committee. The chairperson shall report any pre-approval granted at the next scheduled meeting of the Audit Committee.

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	The financial statements filed as part of this annual report on Form 10-K are listed in the Index to Consolidated Financial Statements. Certain schedules are omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto. The Exhibits are listed in Item 15(b) below.
(b)	The exhibits listed in the exhibit index of this Amendment are incorporated herein by reference, and supplement the list of exhibits filed with, or incorporated by reference in, the Form 10-K.

The exhibits listed below are filed as part of this Form 10-K other than Exhibit 32.1, which shall be deemed furnished.

Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

ENTASIS THERAPEUTICS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTASIS THERAPEUTICS HOLDINGS INC.

Date: May 2, 2022	By:	/s/ Manoussos Perros
Manoussos Perros, Ph.D.
President and Chief Executive Officer